Form 10-K
period 2005-12-31
NTK Holdings, Inc.
filed 2006-03-10
CIK 1318035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
                          (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 333-126389

NTK Holdings, Inc.
(exact name of registrant as specified in its charter)

Delaware	20-1934298
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

50 Kennedy Plaza Providence, Rhode Island	02903-2360
(Address of principal executive offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (401) 751-1600

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of March 3, 2006 was 3,000.

PART I

Item 1. Business.

NTK Holdings, Inc. (the “Company” or “NTK Holdings”) is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”). NTK Holdings became the parent company of Nortek Holdings on February 10, 2005.

General

The Company is a diversified manufacturer of residential and commercial building products, operating within three reporting segments:

•	the Residential Ventilation Products Segment,

•	the Home Technology Products Segment, and

•	the Air Conditioning and Heating Products Segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction market, the manufactured housing market, the do-it-yourself, or DIY, market and the professional remodeling and renovation markets.

The levels of residential replacement and remodeling, new residential construction and non-residential construction significantly impact the Company’s performance. Interest rates, seasonality, inflation, consumer spending habits and unemployment are factors that affect these levels.

As used in this report, the terms “Company” and “NTK Holdings” refer to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “NTK Holdings” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

Additional information concerning the Company’s business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Additional information on foreign and domestic operations is set forth in Note 11 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Ventilation Products Segment

The Residential Ventilation Products Segment primarily manufactures and distributes room and whole house ventilation products and other products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products of the Segment, which are sold under the Broan®, NuTone®, Venmar® and Best® brand names, among others, are:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The Segment is the largest supplier in North America of range hoods and exhaust fans and one of the leading suppliers in Western Europe and South America of luxury “Eurostyle” range hoods. The Segment’s kitchen range hoods expel grease, smoke, moisture and odors from the cooking area and are offered under an array of price points and styles from economy to upscale models. The exhaust fans offered by the Segment are primarily used in bathrooms to remove odors and humidity and include combination units, which may have lights, heaters or both. The Segment’s range hood and exhaust fan products are differentiated on the basis of air movement as measured in cubic feet per minute and sound output as measured in sones. The Segment’s range hood and exhaust fan products, as well as its indoor air quality products, are certified by the Home Ventilating Institute in the United States.

The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 15.9% and 14.7%, respectively, of the Company’s consolidated net sales in 2005, 18.6% and 17.0%, respectively, of the Company’s consolidated net sales in 2004 and 18.6% and 17.4%, respectively, of the Company’s consolidated net sales in 2003.

The Segment is one of the largest suppliers in North America of indoor air quality products, which include air exchangers, and heat or energy recovery ventilators (HRVs and ERVs) that provide whole house ventilation. These systems bring in fresh air from the outdoors while exhausting stale air from the home. Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other. In addition, ERVs also modify the humidity content of the fresh air. The Segment also sells powered attic ventilators, which alleviate heat build up in attic areas and prevent deterioration of roof structures.

Since the late 1970s, homes have been built more airtight and insulated in order to increase energy efficiency. According to published studies, this trend correlates with an increased incidence of respiratory problems such as asthma and allergies in individuals. In addition, excess moisture, which may be trapped in a home, has the potential to cause significant deterioration to the structure and interiors of the home. Proper intermittent ventilation in high concentration areas such as kitchens and baths as well as whole house ventilation will mitigate these problems.

The Segment also sells other products, which leverage its strong brand names and extensive distribution network. These products include among others, door chimes, medicine cabinets, trash compactors, ceiling fans, and central vacuum systems.

The Company sells these products to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers under the Broan®, NuTone®, Venmar®, and Best®, brand names, among others. Private label customers accounted for approximately 21.7% of the total sales of this Segment in 2005.

A key component of the Segment’s operating strategy is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the Segment’s businesses. These include the new QT series of ultra-quiet exhaust fans with new grille styles, decorative and recessed fan / light combination units, as well as high performance range hoods used in today’s “gourmet” kitchen environments. The Company believes that the Segment’s variety of product offerings and new product introductions help it to maintain and improve its market position for its principal products. At the same time, the Company believes that the Segment’s status as a low-cost producer, which is in large part due to its advanced manufacturing processes, provides the Segment with a competitive advantage.

The Segment’s primary residential ventilation products compete with many domestic and international suppliers in various markets. The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably with other suppliers of residential ventilation products, some of its competitors have greater financial and marketing resources than the Segment.

Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures and polyethylene components and electronic components) and painting, finishing and packaging. See the discussion on Raw Materials under General Considerations below.

The Segment had 13 manufacturing plants and employed approximately 2,800 full-time people as of December 31, 2005, of which approximately 212 were covered by a collective bargaining agreement which expired in 2004 and was subsequently renewed on January 19, 2006, extending into 2007, approximately 420 are covered by a collective bargaining agreement which expired in 2005 and approximately 224 are covered by collective bargaining agreements which expire between 2007 and 2008. See the discussion on Employees under General Considerations below.

The Company believes that the Segment’s relationships with its employees are satisfactory.

Home Technology Products Segment

The Home Technology Products Segment manufactures and distributes products that provide convenience and security in residential and light commercial applications. The principal products sold by the Segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures, and
•	structured wiring.

The Segment’s audio / video distribution and control equipment products include multi-room / multi-source amplifiers, home theatre receivers, intercom systems, hard disk media servers and control devices such as keypads, remote controls and volume controls. The Segment’s speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theatre applications. These products are sold under the Niles®, Elan®, SpeakerCraft®, JobSite®, Proficient Audio Systems®, Sunfire®, Imerge®, Xantech®, M&S Systems®, and ChannelPlus® brand names.

The Segment’s security and access control products include residential and light commercial intrusion protection systems, garage and gate operators and devices to gain entry to buildings and gated properties such as radio transmitters, keypads and telephone entry systems. These products are sold under the Linear®, Westinghouse®, GTO/PRO®, Mighty Mule® and OSCO® brand names.

Other products sold by the Segment include power conditioners and surge protectors sold under the Panamax® brand name, audio / video wall mounts and fixtures sold under the OmniMount® brand name and structured wiring products sold under the OpenHouse® brand name.

The Segment sells to distributors and dealers of security and low-voltage equipment, professional installers, electronics retailers and original equipment manufacturers.

The majority of the Segment’s products are used in existing properties. Therefore, the Segment is not heavily dependent on the level of new construction in the United States. The penetration of audio / video distribution and control systems in the United States housing stock is relatively low and is believed to be growing. In addition, the demand for security and access control products in the United States is also believed to be growing due to homeowners’ post-911 security concerns.

A key component to the growth of this Segment has been strategic acquisitions of companies with similar or complementary products and distribution channel strengths. There have been ten acquisitions within the Segment during the past three years. Post-acquisition savings and synergies have been realized in the areas of manufacturing, sourcing and distribution as well as in the administrative, engineering and sales and marketing areas.

The Segment offers a broad array of products under various brand names with various features and price points. This allows the company to maximize and grow distribution in the professional installation and retail markets. Another key component of the Segment’s operating strategy is the introduction of new products and innovations, which capitalize on its well-known brand names and strong customer relationships.

The Segment’s primary products compete with many domestic and international suppliers in various markets. In the access control market, the Segment’s primary competitor is Chamberlain Corporation (a subsidiary of Duchossios Industries, Inc.). The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably with other suppliers of home technology products, some of its competitors have greater financial and marketing resources than the Segment.

The Segment has several administrative and distribution facilities in the United States while a majority of its manufacturing facilities are located in China. In addition, certain products of the Segment are sourced from low cost Asian suppliers based on its specifications. The Segment believes that its Asian operations provide it with a competitive cost advantage.

The Segment had 10 manufacturing plants and employed approximately 2,400 full-time people as of December 31, 2005.

The Company believes that the Segment’s relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning, or HVAC, systems and products for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. For site-built homes and light commercial structures, the Segment markets its products under the licensed names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag® and certain private label names.

Residential HVAC Products

The Segment principally manufactures and sells split-system air conditioners, heat pumps, air handlers, furnaces and related equipment, accessories and parts for the residential and light commercial markets. Within the residential market, the Company believes that the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm® and Miller® brand names.

Demand for replacing and modernizing existing equipment, the level of housing starts and manufactured housing shipments are the principal factors that affect the market for the Segment’s residential HVAC products. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment’s useful life. The market for residential cooling products, including those sold by the Segment, which excludes window air conditioners, is affected by spring and summer temperatures. The window air conditioner market is highly seasonal and significantly impacted by spring and summer temperatures. The Company believes that the Segment’s ability to offer both heating and cooling products helps offset the effects of seasonality on the Segment’s sales.

The Segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by the U.S. Department of Housing and Urban Development (“HUD”) and other federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in the manufactured housing furnace market, York International Corporation, which markets its products primarily under the “Coleman” name. The Segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

This Segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., The Trane Company (a subsidiary of American Standard Companies Inc.), York International Corporation (a subsidiary of Johnson Controls, Inc.) and Goodman Global, Inc. The Company estimates that approximately 57% of the Segment’s sales of residential HVAC products in 2005 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources and certain competitors may enjoy greater brand awareness than the Segment.

Commercial HVAC Products

The Segment also manufactures and sells HVAC systems that are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are designed primarily to operate on building rooftops (including large self-contained walk-in-units), or on individual floors within a building, and to have cooling capacities ranging from 40 to 600 tons. The Segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol® and Webco™ brand names. Also part of the Segment, the Company’s subsidiary Eaton-Williams Group Limited (“Eaton-Williams”), manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is divided into standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment’s commercial HVAC equipment can be designed to match a customer’s exact space, capacity and performance requirements. The Segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because this equipment is located outside the building. In addition, the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems. As compared with site-built and factory built HVAC systems, the Segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial HVAC products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment’s custom-designed equipment.

The Company estimates that about 42% of the Segment’s air conditioning and heating product commercial sales in 2005 came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment’s commercial products are marketed through independently owned manufacturers’ representatives and approximately 325 sales, marketing and engineering professionals as of December 31, 2005. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment’s commercial products because of the design intensive nature of the market segment in which the Segment competes.

The Company believes that the Segment is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Segment’s four largest competitors in the commercial HVAC market are Carrier Corporation, York International, McQuay International (a subsidiary of OYL Corporation), and The Trane Company. The Segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Although the Company believes that the Segment competes favorably with respect to some of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness. However, the Company believes that the Segment’s ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages that some of its competitors do not enjoy.

The Segment had 14 manufacturing plants and employed approximately 3,300 full-time people as of December 31, 2005, of which approximately 125 are covered by a collective bargaining agreement which expires in 2007. The Company believes that the Segment’s relationships with its employees are satisfactory.

GENERAL CONSIDERATIONS

Employees

The Company employed approximately 8,600 full time persons at December 31, 2005.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, as of December 31, 2005, to cover approximately 4.9% of the Company’s employees (420 employees) which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company has presented its final proposal to the union bargaining committee, but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the US National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. The Company denies and will vigorously challenge such allegations. The Company’s management has provided temporary manufacturing support to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products Segment. See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

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

Backlog

Backlog expected to be filled during 2006 was approximately $228,100,000 at December 31, 2005 ($144,900,000 at December 31, 2004). The higher level of backlog at December 31, 2005 as compared to December 31, 2004 is principally due to an increase in orders for 10 SEER residential HVAC products in the Company’s Air Conditioning and Heating Products Segment prior to the change in the minimum SEER rating on January 23, 2006.

Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2005 is believed to be firm, as all orders are supported by either a purchase order or a letter of intent, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 1.9%, 1.7% and 1.5% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively.

Environmental Considerations

See Part III, Legal Proceedings, of this report, incorporated herein by reference for more information regarding the material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon capital expenditures, earnings and competitive position.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company’s policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, Guardian Plus™ Air Systems, vanEE®, Best®, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse®, Maytag®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, Open House®, Xantech®, Elan®, Via!®, SpeakerCraft®, Proficient Audio Systems®, OSCO®, OmniMount®, M&S Systems®, Panamax®, Niles®, Sunfire®, Mighty Mule®, JobSite®, Imerge® and GTO/PRO®. The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, various chemicals, paints and plastics.

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. The Company employs a company-wide procurement strategy designed to reduce the purchase price of raw materials and purchased components. The strategy focuses on adopting world-class procurement practices to reduce the costs of purchased materials. The Company believes that the use of world-class strategic sourcing procurement practices will continue to enhance its competitive position by reducing costs from its vendors and limiting cost increases for goods and services in sectors experiencing rising prices.

The Company is subject to significant market risk with respect to the pricing of its principal raw materials. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference for further discussion.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the residential product businesses in the Air Conditioning and Heating Products Segment have in the past been more seasonal in nature than the Company’s other businesses’ product categories. As a result, the demand for working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.

Website

The Company’s periodic and current reports are available on its website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors.

The Company’s business is sensitive to economic cycles and to the availability and pricing of raw materials, and adverse changes in these factors could have a negative impact on the Company’s business.

A significant percentage of the Company’s sales of residential and commercial building products is attributable to new residential and non-residential construction, which are affected by cyclical factors such as interest rates, seasonality, inflation, consumer spending habits and employment. In addition, the Company is dependent upon raw materials including, among others, steel, copper, packaging material, plastics, glass and aluminum and components that we purchase from third parties. Accordingly, the Company’s results of operations and financial condition have in the past been, and may again in the future be, adversely affected by such cyclicality and increases in raw material or component costs or their lack of availability.

If the Company fails to integrate the businesses it has acquired or will acquire in the future, it could negatively impact the Company’s business.

Historically, the Company has engaged in a significant number of acquisitions. The Company will continue to review future acquisition opportunities. The Company cannot assure the reader that it will continue to locate and secure acquisition candidates on terms and conditions that are acceptable to the Company. There are several risks in acquisitions, including:

•	the difficulty and expense that the Company incurs in connection with the acquisition,
•	the difficulty and expense that the Company incurs in the subsequent assimilation of the operations of the acquired company into the Company’s operations,
•	adverse accounting consequences of conforming the acquired company’s accounting policies to the Company’s,
•	the difficulty in operating acquired businesses,
•	the diversion of management’s attention from the Company’s other business concerns, and
•	the potential loss of key employees previously employed at acquired companies.

The Company cannot assure the reader that any acquisition it has made or may make will be successfully integrated into its on-going operations or that it will achieve the estimated cost savings from the acquisition. If the operations of an acquired business do not meet expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

Because the Company competes against competitors with substantially greater resources, the Company faces external competitive risks that may negatively impact the business.

Substantially all of the markets in which the Company operates are highly competitive and many of its competitors and potential competitors have substantially greater financial and marketing resources than that of the Company. These competitive factors could require the Company to reduce prices or increase spending on product development, marketing and sales that would adversely affect the operating results of the Company.

A significant portion of the Company’s workforce is unionized and labor disruptions could adversely affect the business.

As of December 31, 2005, approximately 11.5% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.5% of the Company’s workforce expired in 2004 and were subsequently renewed on January 19, 2006, extending into 2007.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, as of December 31, 2005, to cover approximately 4.9% of the Company’s employees (420 employees) which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company has presented its final proposal to the union bargaining committee, but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the US National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. The Company denies and will vigorously challenge such allegations. The Company’s management has provided temporary manufacturing support to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products Segment. See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

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

The Company faces risks of litigation and liability claims on environmental, product liability, workers compensation and other matters, the extent of which exposure can be difficult or impossible to estimate and which can negatively impact the Company’s business, financial condition and results of operations.

The Company is subject to legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters, contract and employment claims, product liability claims, warranty claims and claims for modification, adjustment or replacement of component parts of units sold. Product liability, environmental and other legal proceedings include those related to businesses or properties the Company has previously owned or operated. The Company has used and continues to use various substances in its products and manufacturing operations and has generated and continues to generate waste, which have been or may be deemed to be hazardous or dangerous. As such, the Company’s business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations to which it is subject. These laws and regulations affect ongoing operations and require capital costs and operating expenses in order to achieve and maintain compliance and, if violated, may result in fines, penalties and other sanctions. These laws and regulations also impose liability, without regard to knowledge or fault, relating to the existence of contamination at or associated with properties used in the Company’s current and former operations or those of its predecessors, or at locations to which current or former operations or those of predecessors have shipped waste. The Company cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to material environmental liabilities which could have a material adverse effect on its business, financial condition or results of operations. The extent of the Company’s potential liability under environmental, product liability and workers’ compensation statutes, rules, regulations and case law cannot be quantified at this time. Further, due to the lack of adequate information and the potential impact of present and future regulations, there are circumstances where no range of potential exposure can be reasonably estimated.

The Company’s business operations could be significantly disrupted if the Company lost members of its management team.

The Company’s success depends to a significant degree upon the continued contributions of its executive officers and key employees and consultants, both individually and as a group. The Company’s future performance will be substantially dependent on its ability to retain and motivate them. The loss of the services of any of these executive officers or key employees and consultants, particularly the Company’s chairman and chief executive officer, Richard L. Bready, and other executive officers named in “Executive Officers of the Company” could prevent the Company from executing its business strategy. See “Directors and Executive Officers of the Registrant”.

A significant equity investor controls the Company and its interests may not be in line with the reader’s interests.

Thomas H. Lee Equity Fund V, L.P. and its co-investors control the ultimate parent company of NTK Holdings, which is the sole shareholder of Nortek Holdings, Inc., which is the sole shareholder of Nortek, Inc., and exercise control over matters requiring approval of the Company’s stockholders and board of directors. Thomas H. Lee Equity Fund V, L.P. has the right to designate a majority of the members of the management committee of the ultimate parent company of Nortek. In addition, THL Managers V, LLC, an affiliate of Thomas H. Lee Equity Fund V, L.P., provides the Company with financial advisory and management consulting services. Because of this control, transactions may be pursued that could enhance this equity investment while involving risks to the reader’s interests. There can be no assurance that the interests of the Company’s controlling equity investor will not conflict with the reader’s interests. See “Certain Relationships and Related Transactions.”

The Company’s substantial debt could negatively impact its business and prevent the Company from fulfilling its obligations under the notes.

The Company has a substantial amount of debt. At December 31, 2005, the Company had approximately $1,648,378,000 of total debt outstanding and a debt to equity ratio of approximately 8.7:1. The terms of the Company’s other outstanding debt, including the Company’s 10 3/4% Senior Discount Notes, Nortek’s 8 1/2% Senior Subordinated Notes and Nortek’s Senior Secured Credit Facility limit, but do not prohibit, the Company from incurring additional debt. At December 31, 2005, Nortek had approximately $70,400,000 of additional borrowing capacity under the U.S. revolving portion of its Senior Secured Credit Facility and approximately $10,000,000 of additional borrowing capacity under the Canadian portion of its Senior Secured Credit Facility with approximately $19,600,000 in outstanding letters of credit. If new debt is added to current debt levels, the related risks described below could intensify.

The amount of total debt that the Company incurs could have important consequences, including the following:

•	the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness, or other purposes could be impaired,
•	a substantial portion of the Company’s cash flow from operations will be dedicated to paying principal and interest on its debt, thereby reducing funds available for expansion or other purposes,
•	the Company may be more leveraged than some of its competitors, which may result in a competitive disadvantage,
•	the Company may be vulnerable to interest rate increases, as borrowings under the Company’s Senior Secured Credit Facility are at variable rates,
•	the Company’s failure to comply with the restrictions in its financing agreements would have a material adverse effect on the Company, and
•
the Company’s significant amount of debt could make it more vulnerable to changes in general economic conditions and could make it difficult to satisfy its obligations with respect to its outstanding debt.

The Company believes that it will need to access the capital markets in the future to raise the funds to repay its debt. The Company has no assurance that it will be able to complete a refinancing or that it will be able to raise any additional financing, particularly in view of the Company’s anticipated high levels of debt and the restrictions under its current debt agreements. If the Company is unable to satisfy or refinance its current debt as it comes due, the Company may default on its debt obligations. If the Company defaults on its debt obligations, virtually all of its other debt could become immediately due and payable.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements which govern the terms of the Company’s debt, including the indentures that govern the Company’s 10 3/4% Senior Discount Notes, Nortek’s 8 1/2% Senior Subordinated Notes and Nortek’s Senior Secured Credit Facility, contain covenants that restrict the Company’s ability and the ability of its subsidiaries to:

•	incur additional indebtedness,
•	pay dividends or make other distributions,
•	make loans or investments,
•	incur certain liens,
•	enter into agreements restricting its subsidiaries’ ability to pay dividends,
•	enter into transactions with affiliates, and
•	consolidate, merge or sell assets.

In addition, Nortek’s Senior Secured Credit Facility contains financial maintenance covenants, and Nortek cannot assure the reader that such covenants will always be met. A breach of the covenants under the indentures that govern the Company’s 10 3/4% Senior Discount Notes, Nortek’s 8 1/2% Senior Subordinated Notes or under Nortek’s Senior Secured Credit Facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors, if the agreements so provide, to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under Nortek’s Senior Secured Credit Facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if Nortek was unable to repay the amounts due and payable under its Senior Secured Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of their borrowings, the Company cannot assure the reader that it and its subsidiaries would have sufficient assets to repay such indebtedness. The Company’s future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, the Company may be:

•	limited in how it conduct its business,
•	unable to raise additional debt or equity financing to operate during general economic or business downturns, and
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its plans.

The Company may be unable to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under such indebtedness, which may not be successful.

The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on its subsidiaries’ financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond the Company’s control. The Company cannot assure the reader that its subsidiaries will maintain a level of cash flows from operating activities sufficient to permit the Company to pay or refinance its indebtedness. If the Company’s subsidiaries’ cash flows and capital resources are insufficient to fund the Company’s debt service obligations, the Company and its subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations.

The Company may not be able to satisfy its obligations to holders of the Company’s indebtedness upon a change of control.

Upon the occurrence of a “change of control”, as defined in the indenture that governs the Company’s 10 3/4% Senior Discount Notes, each holder of the notes will have the right to require NTK Holdings to purchase the notes at a price equal to 101% of their accreted value. NTK Holdings’ failure to purchase, or give notice of purchase of, the notes would be a default under the indenture. In addition, a change of control may constitute an event of default under Nortek’s Senior Secured Credit Facility and would also require Nortek to offer to purchase its 8 1/2% Senior Subordinated Notes at 101% of the principal amount thereof, together with accrued and unpaid interest. A default under Nortek’s Senior Secured Credit Facility would result in an event of default under the indenture and under the indenture governing Nortek’s 8 1/2% Senior Subordinated Notes if the lenders accelerate the debt under Nortek’s Senior Secured Credit Facility.

If a change of control occurs, the Company may not have enough assets to satisfy all obligations under Nortek’s Senior Secured Credit Facility and the indenture that governs Nortek’s 8 1/2% Senior Subordinated Notes. Upon the occurrence of a change of control, the Company could seek to refinance the indebtedness under Nortek’s Senior Secured Credit Facility and Nortek’s 8 1/2% Senior Subordinated Notes or obtain a waiver from the lenders under Nortek’s Senior Secured Credit Facility and Nortek’s 8 1/2% Senior Subordinated Notes. The Company cannot assure the reader, however, that it would be able to obtain a waiver or refinance its indebtedness on commercially reasonable terms, if at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company’s continuing operations, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

		Approximate
Location (1)	Description	Square Feet

Residential Ventilation Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(2)
Hartford, WI	Manufacturing/Warehouse/Administrative	538,000	(3)
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	166,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	180,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000	(2)
Cleburne, TX	Manufacturing/Warehouse/Administrative	215,000	(3)
Los Angeles, CA	Manufacturing/Administrative	177,000	*
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Cincinnati, OH	Manufacturing/Warehouse/Administrative	735,000
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000

Home Technology Products Segment:
Sylmar, CA	Manufacturing/Administrative	18,000	*
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative	142,000	*
Chaiwan, Hong Kong	Administrative	12,300	*
Lexington, KY	Manufacturing/Warehouse/Administrative	40,000	*
Carlsbad, CA	Administrative	53,000	*
Riverside, CA	Manufacturing/Administrative	82,000	*
Casnovia, MI	Manufacturing/Warehouse/Administrative	23,000	*
Phoenix, AZ	Manufacturing/Warehouse/Administrative	45,000	*
Petaluma, CA	Manufacturing/Warehouse/Administrative	15,000	*
Miami, FL	Manufacturing/Warehouse/Administrative	83,000	*
Cambridge, U.K.	Manufacturing/Warehouse/Administrative	10,700	*
Snohomish, WA	Manufacturing/Warehouse/Administrative	25,000	*
Tallahassee, FL	Manufacturing/Warehouse/Administrative	72,000	(3)
Summerville, SC	Warehouse/Administrative	162,000	*

Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	49,000	*
O’Fallon, MO	Warehouse/Administrative	70,000	*
St. Louis, MO	Manufacturing/Warehouse	103,000	*
Boonville, MO	Manufacturing	250,000	(3)
Boonville, MO	Warehouse/Administrative	150,000	(2)
Tipton, MO	Manufacturing	50,000	(3)
Poplar Bluff, MO	Manufacturing/Warehouse	725,000	**
Dyersburg, TN	Manufacturing/Warehouse	368,000	**
Holland, MI	Manufacturing/Administrative	45,000	*
Chaska, MN	Manufacturing/Administrative	230,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000	(3)
Okarche, OK	Manufacturing/Warehouse/Administrative	228,000	(3)
Springfield, MO	Manufacturing/Warehouse/Administrative	92,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	122,000	*
Edenbridge, Kent, U.K.	Manufacturing/Administrative	92,000	*
Fenton, Stoke-on-Trent, U.K.	Manufacturing/Administrative	104,000	*
Miami, FL	Manufacturing/Warehouse/Administrative	24,000	*
Anji County, Zhejiang, PRC	Manufacturing/Warehouse/Administrative	141,000	*(4)

Other:
Providence, RI	Administrative	23,400	*

(1)	Certain locations may represent more than one property and the square footage includes all properties within that location.

(2)
These facilities are pledged as security under various subsidiary debt agreements. (See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

(3)	These facilities are pledged as security under the Company’s Senior Secured Credit Facility.

(4)	These facilities are leased by a subsidiary which the Company had a minority interest in at December 31, 2005. In the first quarter of 2006, the Company has made further investment and is in the process of obtaining a majority interest in this subsidiary. During 2006, the Company expects to relocate from this leased facility to another facility which it will own. See Management’s Discussion and Analysis of Financial Condition and Results of Operations -Overview, Item 7 of Part II of this report, incorporated herein by reference.

Item 3. Legal Proceedings.

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2005, 2004 and 2003 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible part (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

In addition to legal matters described above, the Company and its subsidiaries are named as defendants in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of their businesses.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company’s financial position, results of operations, liquidity or competitive position. (See Note 9 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On November 20, 2002, Nortek reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings. The former Nortek Holdings became the successor public company, and Nortek became a wholly-owned subsidiary of the former Nortek Holdings. As of November 20, 2002, there is no established public trading market for Nortek’s capital stock.

NTK Holdings was formed to hold the capital stock of Nortek Holdings. Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of Investors LLC. On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings. As of March 3, 2006, there were 3,000 shares of common stock of the Company authorized and 3,000 shares of common stock of the Company outstanding, all of which are owned by Investors LLC.

On February 15, 2005, the Company completed the sale of $403,000,000 aggregate principal amount at maturity of its 10 3/4% Senior Discount Notes due March 1, 2014. The aggregate net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, the Company contributed approximately $57,700,000 to Nortek Holdings, Inc. for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan.

The Company’s 10 3/4% Senior Discount Notes contain certain restrictive financing and operating covenants that restrict the ability of the Company to pay dividends. Restricted payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. For more information see Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

See Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Item 6. Consolidated Selected Financial Data.

	For the Periods
	Post-Acquisition		Pre-Acquisition		Pre-Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$1,959.2	$561.0	$1,117.9	$1,480.6	$24.8	$1,376.5	$1,286.4
Operating earnings (loss)	236.9	42.1	32.6	159.4	(81.8)	120.5	111.1
Earnings (loss) from continuing operations	56.9	(3.6)	(111.3)	62.1	(60.9)	44.2	33.8
Earnings (loss) from discontinued operations	---	(0.5)	67.4	12.1	(1.0)	18.3	(25.8)
Net earnings (loss)	56.9	(4.1)	(43.9)	74.2	(61.9)	62.5	8.0

Financial Position:
Unrestricted cash, investments and
marketable securities	$77.2	$95.0	$202.0	$194.1	$283.6	$294.8	$255.3
Working capital	283.6	215.8	(645.2)	689.8	830.0	816.3	745.3
Total assets	2,404.6	2,264.6	1,730.4	2,100.0	1,781.2	1,830.9	1,819.9
Total debt--
Current	19.7	19.8	13.4	15.3	4.4	5.5	10.0
Long-term	1,628.7	1,350.2	30.4	1,324.6	953.7	953.8	959.7
Current ratio	1.8:1	1.6:1	0.5:1	2.7:1	2.9:1	3.1:1	2.6:1
Debt to equity ratio	8.7:1	4.3:1	0.4:1	6.7:1	3.5:1	3.0:1	3.6:1
Depreciation and amortization expense
including non-cash interest	75.8	26.6	50.5	38.2	0.7	32.6	40.4
Amortization of goodwill included in
depreciation and amortization expense	---	---	---	---	---	---	8.7
Capital expenditures	33.7	15.1	12.8	24.7	0.2	19.0	26.9
Stockholder’s investment	190.5	321.8	114.6	200.2	272.1	317.5	271.3

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters. See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on certain Stockholder Matters.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2005

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

NTK Holdings, Inc. and its continuing wholly-owned subsidiaries (individually and collectively the “Company” or “NTK Holdings”) are diversified manufacturers of residential and commercial building products, operating within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments. Through its reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms “Company” and “NTK Holdings” refer to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “NTK Holdings” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products Segment separately. In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The Residential Ventilation Products Segment manufactures and sells room and whole house ventilation products and other products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The Home Technology Products Segment manufactures and sells products that provide convenience and security in residential and light commercial applications. The principal products sold by the Segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures, and
•	structured wiring.

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems (“HVAC”) for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. The principal products sold by the Segment are:

•	split system air conditioners and heat pumps,
•	furnaces,
•	air handlers, and
•	large custom roof top cooling and heating products.

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

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, which is wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company, (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”) (see Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

NTK Holdings Formation

NTK Holdings is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings. NTK Holdings became the parent company of Nortek Holdings on February 10, 2005. Nortek Holdings is a wholly-owned subsidiary of NTK Holdings and Nortek is a wholly-owned subsidiary of Nortek Holdings.

The Recapitalization

On January 9, 2003, the former Nortek Holdings was acquired by certain affiliates of Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000, including all of Nortek’s indebtedness (the “Recapitalization”). As a result of the Recapitalization, the former Nortek Holdings shares of capital stock were no longer publicly traded. For more information on the Recapitalization see Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Financial Statement Presentation

The consolidated financial statements included herein for periods prior to January 9, 2003 (“Pre-Recapitalization”) reflect the financial position, results of operations and cash flows of Nortek, Inc. and its wholly-owned subsidiaries. The periods subsequent to January 9, 2003 and prior to August 28, 2004 (“Pre-Acquisition”) reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company). Subsequent to August 27, 2004 and prior to February 10, 2005, the consolidated financial statements included herein reflect the financial position, results of operations and cash flows of Nortek Holdings, Inc. and all of its wholly-owned subsidiaries and the periods subsequent to February 9, 2005 reflect the financial position, results of operations and cash flows of NTK Holdings and its wholly-owned subsidiaries (combined the “Post-Acquisition” periods).

Discontinued Operations

On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”). La Cornue was included in the Company’s Residential Ventilation Products Segment.

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”). The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Window, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem which were previously included in Unallocated in the Company’s segment reporting.

The results of La Cornue and Ply Gem have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations (see Notes 10 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Acquisitions

On December 9, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of GTO, Inc. (“GTO”). GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its indirect wholly-owned subsidiary, Elan Home Systems, LLC. (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”). Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its indirect wholly-owned subsidiary, Nortek (UK) Limited (“Nortek UK”), acquired the stock of Imerge Limited (“Imerge”). Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

On July 15, 2005, the Company, through Linear, acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”). Niles is located in Miami, FL and sells and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”). IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired the assets and certain liabilities of M&S Systems, LP (“M&S”). M&S is located in Dallas, TX and principally designs, manufactures and sells distributed audio and communication equipment and speakers.

On March 9, 2004, the Company, through Linear, acquired the stock of OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and sells and designs speaker and video mountings and other products to maximize the home theater experience.

On December 15, 2003, the Company, through Linear, acquired the stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and access control devices.

On July 11, 2003, the Company, through Linear, acquired the stock of SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers.

On January 17, 2003, the Company, through Linear, acquired the ownership units of Elan. Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment.

These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Home Technology Products Segment, with the exception of IMS, which is recorded in the Company’s Air Conditioning and Heating Products Segment. Accordingly, the results of these acquisitions are included in the Company’s consolidated results since the date of their acquisition (see “Liquidity and Capital Resources” and Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. (See the Notes to the Consolidated Financial Statements included elsewhere herein.) Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and other information available, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Revenue Recognition and Related Expenses

The Company recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sales based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Inventory Valuation

The Company values inventories at the lower of the cost or market with approximately 50% of the Company's inventory as of December 31, 2005 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal, state and foreign income tax returns to be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable through future taxable income generated by the Company, although there can be no assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill and Other Long-Lived Assets

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141 which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141.

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein) which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of segment goodwill and determined that no impairment existed at either the date of the Acquisition or its annual evaluation date of October 1, 2005. Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross futures cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments.

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments and curtailments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not report claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimated amounts are adjusted to the actual insurance claims paid.

Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, worker compensations claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Overview

We are a leading, diversified manufacturer and distributor of building products used in the residential remodeling, replacement and new construction markets (including the manufactured housing industry) and to a lesser extent the commercial construction and replacement markets. We have a diverse number of products that serve multiple markets through various distribution channels. We operate through three reporting segments: the Residential Ventilation Products Segment (“RVP”), the Home Technology Products Segment (“HTP”)  and the Air Conditioning and Heating Products Segment (“HVAC”). For the year ended December 31, 2005, RVP accounted for about 41% of consolidated net sales and 47% of operating earnings before unallocated expense, HTP accounted for about 18% of consolidated net sales and 27% of operating earnings before unallocated expense and HVAC accounted for the balance. A little more than half of our business is believed to be used in the replacement and remodeling markets and the balance serves the new construction markets. The manufactured housing and commercial construction industries have seen significant declines in the level of business activity over the past several years, which have had an adverse effect on our business, particularly for our HVAC Segment. The level of new construction, replacement and remodeling activity in site-built residential markets has been strong over the past several years and has contributed positively to our operating performance.

Key industry activity affecting our businesses in the United States for the past three years was as follows:

	% Increase (Decrease)
	Source
	of data	2005	2004	2003
Residential construction spending	1	10.0%	20.0%	13.0%
Single family housing starts	1	7.0%	7.0%	10.0%
New home sales	1	7.0%	11.0%	12.0%
Residential improvement spending	1	4.0%	13.0%	6.0%
Air conditioning and heat pump shipments	2	16.0%	9.0%	1.0%
Manufactured housing shipments	1,3	12.0%	---%	(22	.0)%
Non-residential construction spending	1	3.0%	7.0%	(7	.0)%

Based on data accumulated by the Air Conditioning and Refrigeration Institute, industry wide inventory on hand (in units) at December 31, 2005 were estimated to be up about 10% for distributors and about 32% for manufacturers.

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	Manufactured Housing Institute

Our manufactured housing business for 2005 was about 7% of total sales versus about 13% in 2000. Our HVAC business serving the commercial construction market was about 14% of consolidated sales in 2005 versus 17% of consolidated sales in 2004. A large portion of our manufacturing activity and customers are located in the United States although we do have manufacturing activity and sell product to customers in Canada, Europe and China, among other countries. Our foreign sales in 2005 were about 18% of total sales. About 15% of total sales are through retail distribution and about 51% is to distributors and wholesalers and similar channels of distribution.

Principal RVP products include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products where we have large market shares in North America. Principal HTP products include audio / video distribution and control equipment, speakers and subwoofers and security and access control products. Principal HVAC products include split system air conditioners and heat pumps, furnaces, air handlers and large custom roof top cooling and heating products. We have leading market shares in HVAC products in both the manufactured housing and custom and semi-custom commercial markets that we serve. Across our segments we have employed a strategy of using well-recognized and respected brand names (both owned and licensed) and have introduced new products and made selected acquisitions to improve growth and profitability. As a result, we have experienced stable and strong cash flow from continuing operations during the past three years. In both the manufactured housing and commercial HVAC products markets, we have maintained our market shares and we believe that we can quickly respond to rebounds in these markets over the long term.

In late 2003 through 2004, our HVAC business serving the residential markets undertook a significant facilities rationalization and restructuring. This project included the start-up of a new 368,000 square foot manufacturing facility in Dyersburg, TN, closure of a 214,000 square foot manufacturing facility in St. Louis, MO and expansion of two other locations, as well as, significant changes in distribution and warehouse facilities. The relocation of production lines to Dyersburg, TN and other changes in production, as well as, the ramp up of production and training of new workforces resulted in unfavorable charges (including severance and production inefficiencies) to operating results of about $10,200,000 in 2004 in the HVAC segment. During 2005, we saw a return to expected production levels.

In 2006 we expect manufactured housing and commercial construction markets to remain weak, residential new construction to decline moderately and remodeling and replacement activity to continue to grow moderately. We also expect that our brand strategy for residential site-built HVAC products will allow us to gain market share. In HTP in 2006 we expect to continue to grow and improve the profitability of our home technology products through the integration of our acquisitions. In 2006 we also expect to achieve further cost reductions in raw material and purchased components in all our businesses through our strategic sourcing initiatives. During 2003, 2004 and 2005 we experienced significant increases in the price we pay for steel, copper, aluminum and steel fabricated parts. We also buy some component parts from suppliers that use steel, copper and aluminum in their manufacturing process. While we have had some success in raising prices to our customers for some products (including a January 2005 price increase on certain HVAC product for residential site-built markets), as a result of higher material costs, there is no assurance that we will be able to offset all material cost increases in 2006. We also rely on our strategic sourcing initiatives to mitigate the effect of higher material costs. Material cost as a percentage of net sales has been fairly stable reflecting higher material costs, partially offset from price increases and benefits realized from our strategic sourcing initiatives, and was approximately 43.7% in 2003, 44.4% in 2004 and 44.5% in 2005.

During the past three years, the following have been the major Company purchases (on a consolidated basis), expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the year ended December 31,
	2005	2004	2003

Steel	6.5%	7.0%	5.4%
Compressors	4.8%	4.4%	4.5%
Motors	4.9%	6.2%	6.5%
Copper	2.4%	1.8%	1.2%
Aluminum	0.9%	0.9%	0.9%
Packaging	1.5%	1.0%	1.0%

In the following discussion of the results of operations for the year 2005 as compared to 2004 we will talk about the significance of a number of factors that affected our operations including, among others, the following:

•	The effect of acquisitions in the HTP Segment
•	The softness in commercial HVAC markets
•	The effect of changes in foreign exchange rates
•	The effect of the increase in the minimum seasonal energy rating for residential air conditioners
•	The effect of the Acquisition and Recapitalization

In 2005, we spent approximately $33,700,000 on capital expenditures. In 2006, we expect to spend $45,000,000 on capital expenditures and expect to finance a portion (particularly foreign investments) with borrowings by our foreign subsidiaries. A portion of these capital expenditures together with cash investments in foreign subsidiaries in 2005 and 2006 will allow our businesses to expand their manufacturing capacity, manufacture products at lower costs and broaden our markets served. Among other expenditures, our RVP Segment acquired an approximate 200,000 square foot manufacturing facility in Chenjian, Huizhou, The Peoples Republic of China (“PRC”) in late 2005 and began the construction of a 150,000 square foot manufacturing facility in Gliwice, Poland which is expected to be completed in late 2006. In 2005, the Company’s HTP Segment expanded its Shenzhen PRC manufacturing facilities from 72,000 square feet to 142,000 square feet of leased space to support future growth. In January 2006, the Company’s HVAC business (for commercial products) made a further investment in its Anji, PRC operations and expects to acquire and relocate its operations into a 202,000 square foot manufacturing facility in the second half of 2006.

In our discussion of Liquidity and Capital Resources we have reviewed a number of transactions and summarized and analyzed our cash flow activity during the past year. We began the year with approximately $95,000,000 of unrestricted cash and investments and ended the year with about $77,200,000. We have also included information with respect to our future cash flow requirements. During the past year we had a number of transactions that significantly affected our financial position including acquisitions in the HTP and HVAC segments. In 2005, we used about $117,200,000 of our cash for acquisitions to further grow our businesses primarily in the HTP Segment.

At December 31, 2005, our total indebtedness was about $1,648,400,000 and was about $1,370,000,000 at December 31, 2004. The primary reason for the increase was the issuance of our 10 3/4% Senior Discount Notes in 2005, which had an outstanding balance of approximately $274,600,000 as of December 31, 2005. The Senior Secured Credit Facility provides the Company and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. At December 31, 2005, the Company had approximately $70,400,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian credit facility. There were no outstanding borrowings under the U.S. or Canadian portions of the revolving credit facility at December 31, 2005. In 2006 we expect to amend Nortek’s Senior Secured Credit Facility to modify certain covenants and expand the revolver to $200,000,000. See “Liquidity and Capital Resources” for further discussion on our total indebtedness, including future changes to the terms of Nortek’s Senior Secured Credit Facility.

Results of Operations

The year ended December 31, 2005 has been compared to the combined year ended December 31, 2004 Pre-Acquisition and Post-Acquisition periods and the combined year ended December 31, 2003 Pre-Recapitalization and Pre-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the years ended 2004 and 2003 shall refer to the combined periods.

The table below presents the combined year ended December 31, 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$496.9	$268.5	$765.4
Home technology products	127.0	80.5	207.5
Air conditioning and heating products	494.0	212.0	706.0
Consolidated net sales	$1,117.9	$561.0	$1,678.9
Operating earnings (loss):
Residential ventilation products	$79.9	$39.7	$119.6
Home technology products	22.9	12.9	35.8
Air conditioning and heating products	25.5	(2.6)	22.9
Subtotal	128.3	50.0	178.3
Unallocated:
Expenses and charges arising from the Acquisition	(38.5)	---	(38.5)
Stock-based compensation charges	(36.4)	(0.1)	(36.5)
Foreign exchange (loss) gain on intercompany debt	(0.2)	0.1	(0.1)
Unallocated, net	(20.6)	(7.9)	(28.5)
Consolidated operating earnings	$32.6	$42.1	$74.7

Depreciation and amortization expense:
Residential ventilation products	$11.2	$8.3	$19.5
Home technology products	4.2	7.1	11.3
Air conditioning and heating products	10.0	6.7	16.7
Unallocated	0.4	0.4	0.8
	$25.8	$22.5	$48.3

Operating earnings (loss) margin:
Residential ventilation products	16.1%	14.8%	15.6%
Home technology products	18.0	16.0	17.3
Air conditioning and heating products	5.2	(1.2)	3.2
Consolidated	2.9%	7.5%	4.4%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.3%	3.1%	2.5%
Home technology products	3.3	8.8	5.4
Air conditioning and heating products	2.0	3.2	2.4
Consolidated	2.3%	4.0%	2.9%

The table below presents the combined year ended December 31, 2003 Pre-Recapitalization and Pre-Acquisition periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Recapitalization	Pre-Acquisition	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$14.4	$682.4	$696.8
Home technology products	1.8	122.9	124.7
Air conditioning and heating products	8.6	675.3	683.9
Consolidated net sales	$24.8	$1,480.6	$1,505.4
Operating earnings (loss):
Residential ventilation products	$2.2	$115.6	$117.8
Home technology products	0.5	21.6	22.1
Air conditioning and heating products	(1.2)	58.4	57.2
Subtotal	1.5	195.6	197.1
Unallocated:
Expenses and charges arising from the Recapitalization	(83.0)	---	(83.0)
Strategic sourcing, software and systems
development expense	(0.1)	(3.4)	(3.5)
Stock-based compensation charges	---	(1.8)	(1.8)
Foreign exchange gain on intercompany debt	---	1.5	1.5
Unallocated, net	(0.2)	(32.5)	(32.7)
Consolidated operating earnings (loss):	(81.8)	$159.4	$77.6

Depreciation and amortization expense:
Residential ventilation products	$0.3	$13.0	$13.3
Home technology products	---	6.4	6.4
Air conditioning and heating products	0.3	11.8	12.1
Unallocated	---	0.6	0.6
	$0.6	$31.8	$32.4

Operating earnings (loss) margin:
Residential ventilation products	15.3%	16.9%	16.9%
Home technology products	27.8	17.6	17.7
Air conditioning and heating products	(14.0)	8.6	8.4
Consolidated	(329.8)%	10.8%	5.2%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.1%	1.9%	1.9%
Home technology products	---	5.2	5.1
Air conditioning and heating products	3.5	1.7	1.8
Consolidated	2.4%	2.1%	2.2%

The tables that follow present the net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s reporting segments for the year ended December 31, 2005 and the combined periods ended December 31, 2004 and 2003, the dollar amount and percentage change of such results as compared to the prior year and the percentage to net sales of operating earnings and depreciation and amortization expense for the year ended December 31, 2005 and the combined periods ended December 31, 2004 and 2003:

				Net Change
	Years Ended December 31,			2005 to 2004			2004 to 2003
	2005	2004 (1)	2003 (1)	$		%	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$794.7	$765.4	$696.8		$29.3	3.8%	$68.6	9.8%
Home technology products	354.8	207.5	124.7		147.3	71.0	82.8	66.4
Air conditioning and heating products	809.7	706.0	683.9		103.7	14.7	22.1	3.2
Consolidated net sales	$1,959.2	$1,678.9	$1,505.4		$280.3	16.7%	$173.5	11.5%

Operating earnings (loss):
Residential ventilation products	$123.9	$119.6	$117.8		$4.3	3.6%	$1.8	1.5%
Home technology products	71.0	35.8	22.1		35.2	98.3	13.7	62.0
Air conditioning and heating products	66.3	22.9	57.2		43.4	189.5	(34.3)	(60.0)
Subtotal	261.2	178.3	197.1		82.9	46.5	(18.8)	(9.5)
Unallocated:
Expenses and charges arising from the Acquisition	---	(38.5)	---		38.5	*	(38.5)	*
Expenses and charges arising from the Recapitalization	---	---	(83.0)		---	*	83.0	*
Strategic sourcing, software and systems development expense	---	---	(3.5)		---	*	3.5	*
Stock-based compensation charges	(0.3)	(36.5)	(1.8)		36.2	99.2	(34.7)	*
Foreign exchange (loss) gain on intercompany debt	(0.9)	(0.1)	1.5		(0.8)	*	(1.6)	*
Gain on legal settlement	1.4	---	---		1.4	*	---	*
Unallocated, net	(24.5)	(28.5)	(32.7)		4.0	14.0	4.2	12.8
Consolidated operating earnings	$236.9	$74.7	$77.6		$162.2	217.1%	$(2.9)	(3.7)%

Depreciation and amortization expense:
Residential ventilation products	$19.5	$19.5	$13.3	$	---	---%	$6.2	46.6%
Home technology products	9.9	11.3	6.4		(1.4)	(12.4)	4.9	76.6
Air conditioning and heating products	15.3	16.7	12.1		(1.4)	(8.4)	4.6	38.0
Unallocated	1.2	0.8	0.6		0.4	50.0	0.2	33.3
	$45.9	$48.3	$32.4		$(2.4)	(5.0)%	$15.9	49.1%

Operating earnings margin:
Residential ventilation products	15.6%	15.6%	16.9%
Home technology products	20.0	17.3	17.7
Air conditioning and heating products	8.2	3.2	8.4
Consolidated	12.1%	4.4%	5.2%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.5%	2.5%	1.9%
Home technology products	2.8	5.4	5.1
Air conditioning and heating products	1.9	2.4	1.8
Consolidated	2.3%	2.9%	2.2%

*	not applicable or not meaningful

(1)
The year ended December 31, 2004 represents the combined Pre-Acquisition and Post-Acquisition periods of January 1, 2004 to August 27, 2004 and August 28, 2004 to December 31, 2004, respectively. The year ended December 31, 2003 represents the combined Pre-Recapitalization and Pre-Acquisition periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

The year ended December 31, 2005 has been compared to the combined year ended December 31, 2004 Pre-Acquisition and Post-Acquisition periods and the combined year ended December 31, 2003 Pre-Recapitalization and Pre-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the years ended 2004 and 2003 shall refer to the combined periods.

The table below presents the combined year ended December 31, 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)

Net sales	$1,117.9	$561.0	$1,678.9
Cost of products sold	792.8	409.1	1,201.9
Selling, general and administrative expenses, net	199.9	101.4	301.3
Amortization of intangible assets	8.9	8.4	17.3
Expenses and charges arising from the Acquisition	83.7	---	83.7
Operating earnings	32.6	42.1	74.7
Interest expense	(56.1)	(42.5)	(98.6)
Loss from debt retirement	(130.7)	---	(130.7)
Investment income	1.5	0.3	1.8
(Loss) earnings before (benefit) provision for income taxes	(152.7)	(0.1)	(152.8)
(Benefit) provision for income taxes	(41.4)	3.5	(37.9)
Loss from continuing operations	(111.3)	(3.6)	(114.9)
Earnings (loss) from discontinued operations	67.4	(0.5)	66.9
Net loss	$(43.9)	$(4.1)	$(48.0)

	Percentage of Net Sales
	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	70.9	72.9	71.6
Selling, general and administrative expenses, net	17.9	18.1	18.0
Amortization of intangible assets	0.8	1.5	1.0
Expenses and charges arising from the Acquisition	7.5	---	5.0
Operating earnings	2.9	7.5	4.4
Interest expense	(5.0)	(7.6)	(5.9)
Loss from debt retirement	(11.7)	---	(7.8)
Investment income	0.1	0.1	0.1
(Loss) earnings before (benefit) provision for income taxes	(13.7)	0.0	(9.2)
(Benefit) provision for income taxes	(3.7)	0.6	(2.3)
Loss from continuing operations	(10.0)	(0.6)	(6.9)
Earnings (loss) from discontinued operations	6.0	(0.1)	4.0
Net loss	(4.0)%	(0.7)%	(2.9)%

The table below presents the combined year ended December 31, 2003 Pre-Recapitalization and Pre-Acquisition periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Recapitalization	Pre-Acquisition	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003
	(Dollar amounts in millions)

Net sales	$24.8	$1,480.6	$1,505.4
Cost of products sold	18.5	1,054.0	1,072.5
Selling, general and administrative expenses, net	5.0	258.1	263.1
Amortization of intangible assets	0.1	9.1	9.2
Expenses and charges arising from the Recapitalization	83.0	---	83.0
Operating (loss) earnings	(81.8)	159.4	77.6
Interest expense	(1.0)	(57.4)	(58.4)
Investment income	0.1	1.5	1.6
(Loss) earnings before (benefit) provision for income taxes	(82.7)	103.5	20.8
(Benefit) provision for income taxes	(21.8)	41.4	19.6
(Loss) earnings from continuing operations	(60.9)	62.1	1.2
(Loss) earnings from discontinued operations	(1.0)	12.1	11.1
Net (loss) earnings	$(61.9)	$74.2	$12.3

	Percentage of Net Sales
	Pre-Recapitalization	Pre-Acquisition	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.6	71.2	71.2
Selling, general and administrative expenses, net	20.2	17.4	17.5
Amortization of intangible assets	0.4	0.6	0.6
Expenses and charges arising from the Recapitalization	334.7	---	5.5
Operating (loss) earnings	(329.9)	10.8	5.2
Interest expense	(4.0)	(3.9)	(3.9)
Investment income	0.4	0.1	0.1
(Loss) earnings before (benefit) provision for income taxes	(333.5)	7.0	1.4
(Benefit) provision for income taxes	(87.9)	2.8	1.3
(Loss) earnings from continuing operations	(245.6)	4.2	0.1
(Loss) earnings from discontinued operations	(4.0)	0.8	0.7
Net (loss) earnings	(249.6)%	5.0%	0.8%

The tables that follow set forth, for each of the three years in the period ended December 31, 2005 (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year as it relates to operating earnings:

				Percentage Change
	Year-ended December 31,			2005 to	2004 to
	2005	2004 (1)	2003 (1)	2004	2003
	(Dollar amounts in millions)

Net sales	$1,959.2	$1,678.9	$1,505.4	16.7%	11.5%
Cost of products sold	1,361.4	1,201.9	1,072.5	(13.3)	(12.1)
Selling, general and administrative expenses, net	342.6	301.3	263.1	(13.7)	(14.5)
Amortization of intangible assets	18.3	17.3	9.2	(5.8)	(88.0)
Expenses and charges arising from the Acquisition	---	83.7	---	*	*
Expenses and charges arising from the Recapitalization	---	---	83.0	*	*
Operating earnings	236.9	74.7	77.6	217.1	(3.7)
Interest expense	(138.6)	(98.6)	(58.4)	(40.6)	(68.8)
Loss from debt retirement	---	(130.7)	---	*	*
Investment income	1.8	1.8	1.6	---	12.5
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	100.1	(152.8)	20.8	*	*
Provision (benefit) for income taxes	43.2	(37.9)	19.6	*	*
Earnings (loss) from continuing operations	56.9	(114.9)	1.2	*	*
Earnings from discontinued operations	---	66.9	11.1	*	*
Net earnings (loss)	$56.9	$(48.0)	$12.3	* %	* %

	Percentage of Net Sales			Change in Percentage
	Year-ended December 31,			2005 to	2004 to
	2005	2004 (1)	2003 (1)	2004	2003

Net sales	100.0%	100.0%	100.0%	---%	---%
Cost of products sold	69.5	71.6	71.2	2.1	(0.4)
Selling, general and administrative expenses, net	17.5	18.0	17.5	0.5	(0.5)
Amortization of intangible assets	0.9	1.0	0.6	0.1	(0.4)
Expenses and charges arising from the Acquisition	---	5.0	---	5.0	(5.0)
Expenses and charges arising from the Recapitalization	---	---	5.5	---	5.5
Operating earnings	12.1	4.4	5.2	7.7	(0.8)
Interest expense	(7.1)	(5.9)	(3.9)	(1.2)	(2.0)
Loss from debt retirement	---	(7.8)	---	7.8	(7.8)
Investment income	0.1	0.1	0.1	---	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	5.1	(9.2)	1.4	14.3	(10.6)
Provision (benefit) for income taxes	2.2	(2.3)	1.3	(4.5)	3.6
Earnings (loss) from continuing operations	2.9	(6.9)	0.1	9.8	(7.0)
Earnings from discontinued operations	---	4.0	0.7	(4.0)	3.3
Net earnings (loss)	2.9%	(2.9)%	0.8%	5.8%	(3.7)%

 *      not applicable or not meaningful

(1)     The year ended December 31, 2004 represents the combined Pre-Acquisition and Post-Acquisition periods of January 1, 2004 to August 27, 2004 and August 28, 2004 to December 31, 2004, respectively. The year ended December 31, 2003 represents the combined Pre-Recapitalization and Pre-Acquisition periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

Year ended December 31, 2005 as compared to the year ended December 31, 2004

The Company’s reporting segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, that appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold is made.

Consolidated net sales from continuing operations increased approximately $280,300,000 or 16.7% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 as discussed in the following paragraphs.

In the Residential Ventilation Products Segment, net sales increased approximately $29,300,000 or 3.8% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. Net sales in this Segment for the year ended December 31, 2005 include an increase of approximately $6,800,000 attributable to the effect of changes in foreign currency exchange rates.

The increase in net sales in the Residential Ventilation Products Segment for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 was primarily due to higher sales volume of bathroom exhaust fans and sales price increases of range hoods and bathroom exhaust fans. Range hoods and bathroom exhaust fans are the largest product category sold in this Segment, accounting for approximately 83% of total segment net sales in the year ended December 31, 2005. Sales of range hoods and bathroom exhaust fans increased approximately 6.1% over the combined year ended December 31, 2004.

In the Home Technology Products Segment, net sales increased approximately $147,300,000 or 71.0% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. The increase in net sales in this Segment for the year ended December 31, 2005 includes approximately $80,700,000 attributable to acquisitions and the balance of the increase is predominately due to increased sales volume.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $103,700,000 or 14.7% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. Net sales in this Segment for the year ended December 31, 2005 include (1) an increase of approximately $2,400,000 attributable to the effect of changes in foreign currency exchange rates and (2) approximately $5,700,000 attributable to acquisitions. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this Segment. Sales of products to residential site-built customers increased approximately 25.4% over the combined year ended December 31, 2004. The increase in net sales in this Segment for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 was due principally to increased sales volume and prices of products sold to residential site-built and manufactured housing customers, in part, due to unusually warm weather in the United States in 2005. To a lesser extent, the increased sales volume was attributable to customers’ increased purchases of cooling products prior to the change in the minimum SEER rating on January 23, 2006 and increased manufactured housing sales volume arising from replacements as a result of hurricanes. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.9% and 6.6% of the Company’s consolidated net sales for the year ended December 31, 2005 and 2004, respectively. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down slightly in the year ended December 31, 2005 as compared to the same period in 2004. Although sales of residential products sold to manufactured housing customers for the corresponding periods were up, the Company does not believe that it will see any meaningful recovery in either the manufactured housing or commercial markets in 2006.

Consolidated cost of products sold was approximately $1,361,400,000 for the year ended December 31, 2005 as compared to approximately $1,201,900,000 for the combined year ended December 31, 2004. Cost of products sold, as a percentage of net sales, decreased from approximately 71.6% in the combined year ended December 31, 2004 to approximately 69.5% for the year ended December 31, 2005, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 44.5% and 44.4% of net sales for the years ended December 31, 2005 and 2004, respectively. Although the Company continued to experience material cost increases related primarily to purchases of steel, copper and aluminum, as well as, increased transportation and energy costs, these cost increases were offset by price increases, continued strategic sourcing initiatives and improvement in manufacturing efficiency.

During the year ended December 31, 2005, the Company experienced an increase in freight costs due to rising energy prices. This increase in freight costs was partially offset by increased sales volume and prices, as well as cost reduction measures, thereby reducing the overall effect on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the Residential Ventilation Products Segment, cost of products sold for the year ended December 31, 2005 was approximately $544,900,000, or 68.6% as a percentage of this Segment’s net sales, as compared to approximately $518,800,000, or 67.8% as a percentage of this Segment’s net sales, in the combined year ended December 31, 2004. The increase in the percentage of cost of products sold to net sales for 2005 over 2004 reflects the effect of higher overhead costs associated with the Segment’s NuTone Cincinnati, OH plant as a result of a lock-out of the workforce in July 2005, partially offset by lower material costs as a percentage of net sales (see Note 8 to the Notes to the Consolidated Financial Statements included elsewhere herein). Cost of products sold in this Segment for the year ended December 31, 2005 includes (1) an increase of approximately $4,200,000 related to the effect of changes in foreign currency exchange rates, (2) approximately $1,100,000 of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and (3) a non-cash charge of approximately $400,000 related to the amortization of purchase price allocated to inventory. Cost of products sold in this Segment for the combined year ended December 31, 2004 includes a non-cash charge of approximately $1,100,000 related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

In the Home Technology Products Segment, cost of products sold for the year ended December 31, 2005 was approximately $184,200,000, or 51.9% as a percentage of this Segment’s net sales, as compared to approximately $105,300,000, or 50.7% as a percentage of this Segment’s net sales, in the combined year ended December 31, 2004. The increase in the percentage of cost of products sold to net sales for 2005 over 2004 reflects higher material costs of acquisitions as compared to the businesses in this Segment prior to the acquisitions. Cost of products sold in this Segment for the year ended December 31, 2005 includes (1) approximately $47,500,000 of cost of products sold contributed from acquisitions, (2) approximately $100,000 of decreased depreciation expense of property and equipment arising primarily from the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, partially offset by acquisitions in this Segment and (3) a non-cash charge of approximately $500,000, of which approximately $200,000 is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Cost of products sold in this Segment for the combined year ended December 31, 2004 includes (1) a non-cash charge of approximately $3,700,000 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (2) a non-cash charge of approximately $200,000 related to the amortization of purchase price allocated to inventory as a result of an acquisition.

In the Air Conditioning and Heating Products Segment cost of products sold for year ended December 31, 2005 was approximately $632,300,000, or 78.1% as a percentage of this Segment’s net sales, as compared to approximately $577,800,000, or 81.8% as a percentage of this Segment’s net sales, for the combined year ended December 31, 2004. The decrease in the percentage of cost of products sold to net sales for 2005 over 2004 reflects the effect of increased sales prices and the factors noted below, partially offset by higher material costs. Cost of products sold in this Segment in the year ended December 31, 2005 includes (1) an increase of approximately $2,000,000 related to the effect of changes in foreign currency exchange rates, (2) approximately $4,200,000 attributable to acquisitions in this Segment and (3) approximately $300,000 of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004. Cost of products sold in this Segment for the combined year ended December 31, 2004 includes (1) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $900,000 related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

Consolidated selling, general and administrative expense (“SG&A”) was approximately $342,600,000 for the year ended December 31, 2005 as compared to approximately $301,300,000 for the combined year ended December 31, 2004. SG&A as a percentage of net sales decreased from approximately 18.0% for the combined year ended December 31, 2004 to approximately 17.5% for the year ended December 31, 2005.

SG&A for the year ended December 31, 2005 includes (1) approximately $24,700,000 from acquisitions in the Home Technology Products Segment and the Air Conditioning and Heating Products Segment, (2) an increase of approximately $2,700,000 of displays expense in the Residential Ventilation Products Segment related in part to the introduction of new products, (3) an increase of approximately $1,800,000 (of which approximately $1,400,000 is included in the Residential Ventilation Products Segment and approximately $400,000 is included in the Air Conditioning and Heating Products Segment) related to the effect of changes in foreign currency exchange rates, (4) a non-cash foreign exchange loss of approximately $2,100,000 (of which approximately $1,200,000 is included in the Residential Ventilation Products Segment) related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (5) a gain of approximately $1,600,000 related to the sale of a corporate office building of one of the Company’s subsidiaries in the Home Technology Products Segment, (6) approximately $300,000 of stock-based compensation expense (all of which is recorded in Unallocated) and (7) a gain of approximately $1,400,000 from the settlement of certain obligations (see Notes 9 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein).

SG&A for the combined year ended December 31, 2004 includes (1) approximately $3,400,000 of stock-based compensation expense, of which approximately $2,400,000 is included in Unallocated and (2) a non-cash foreign exchange loss of approximately $400,000, of which approximately $300,000 is recorded in the Residential Ventilation Products Segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries. The decrease in SG&A as a percentage of net sales for the year ended December 31, 2005 is primarily due to lower compensation and employee benefit expense in Unallocated, as well as the factors noted above.

Amortization of intangible assets, as a percentage of net sales from continuing operations, decreased from approximately 1.0% in the combined year ended December 31, 2004 to approximately 0.9% for the year ended December 31, 2005. This decrease is principally as a result of utilizing accelerated amortization methods, partially offset by increased amortization of intangible assets in the Home Technology Products Segment as compared to the same period in 2004 arising primarily from acquisitions in 2005 and the effect of finalizing the fair value adjustments to intangible assets in the fourth quarter of 2004 as a result of the Acquisition (see Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The combined year ended December 31, 2004 includes approximately $83,700,000, or 5.0% as a percentage of net sales, of expenses and charges arising from the Acquisition. Included within the $83,700,000 of expenses and charges is approximately $45,200,000 (of which approximately $34,100,000 is included in Unallocated, approximately $3,500,000 is included in the Residential Ventilation Products Segment, approximately $1,800,000 is included in the Home Technology Products Segment and approximately $5,800,000 is included in the Air Conditioning and Heating Products Segment) of stock-based compensation expense related to the Acquisition (see Notes 1, 2 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein for further discussion of these expenses and charges).

Consolidated operating earnings improved by approximately $162,200,000 from approximately $74,700,000, or 4.4% as a percentage of net sales, for the combined year ended December 31, 2004 to approximately $236,900,000, or 12.1% as a percentage of net sales, for the year ended December 31, 2005 as a result of the factors discussed above and that follow.

Operating earnings of the Residential Ventilation Products Segment for the year ended December 31, 2005 were approximately $123,900,000 as compared to approximately $119,600,000 for the combined year ended December 31, 2004. Operating earnings of this Segment for the year ended December 31, 2005 reflects (1) an increase in earnings of approximately $1,300,000 from the effect of foreign currency exchange rates, (2) approximately $500,000 of increased depreciation expense of property and equipment and approximately $100,000 of increased amortization of intangible assets, (3) a non-cash charge of approximately $400,000 related to the amortization of purchase price allocated to inventory and (4) a non-cash foreign exchange loss of approximately $1,200,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the Residential Ventilation Products Segment for the combined year ended December 31, 2004 reflects (1) approximately $3,800,000 of stock-based compensation charges (of which approximately $3,500,000 is included in the $83,700,000 of expenses and charges arising from the Acquisition as noted above), (2) a non-cash charge of approximately $1,100,000 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (3) a non-cash foreign exchange loss of approximately $300,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

In addition to the effect of the items noted above, operating earnings in the Residential Ventilation Products Segment for the year ended December 31, 2005 improved over the same period in 2004 primarily as a result of increased sales prices of bathroom exhaust fans and range hoods and increased sales volume of bathroom exhaust fans, partially offset by material cost increases and increased display expenses as noted previously, related in part to the introduction of new products.

Operating earnings of the Home Technology Products Segment for the year ended December 31, 2005 was approximately $71,000,000 as compared to approximately $35,800,000 for the combined year ended December 31, 2004. Operating earnings of this Segment for the year ended December 31, 2005 reflects (1) approximately $9,500,000 of operating earnings contributed by acquisitions, (2) approximately $500,000 of increased depreciation expense of property and equipment primarily attributable to acquisitions, which is included in the impact of acquisitions noted above, (3) approximately $1,600,000 of increased amortization of intangible assets, (4) a non-cash charge of approximately $500,000, of which approximately $300,000 relates to the Acquisition and approximately $200,000 relates to the acquisitions as noted above, related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (5) a gain of approximately $1,600,000 related to the sale of a corporate office building of one of the Company’s subsidiaries.

Operating earnings of the Home Technology Products Segment for the combined year ended December 31, 2004 reflects (1) approximately $2,100,000 of stock-based compensation charges (of which approximately $1,800,000 is included in the $83,700,000 of expenses and charges arising from the Acquisition as noted above) and (2) a non-cash charge of approximately $3,900,000 of amortization of purchase price allocated to inventory primarily as a result of the Acquisition.

In addition to the effect of the items noted above, the increase in operating earnings in the Home Technology Products Segment in the year ended December 31, 2005 improved over the same period in 2004 primarily as a result of increased net sales volume of audio and video distribution equipment, speakers and access control devices.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $66,300,000 for the year ended December 31, 2005 as compared to approximately $22,900,000 for the combined year ended December 31, 2004. Operating earnings of this Segment for the year ended December 31, 2005 reflects (1) a decrease in earnings of approximately $100,000 from the effect of foreign currency exchange rates, (2) approximately $200,000 of increased depreciation expense of property and equipment and an approximately $800,000 decrease in intangible amortization and (3) approximately $400,000 of operating expense contributed by acquisitions.

Operating earnings of the Air Conditioning and Heating Products Segment for the combined year ended December 31, 2004 reflects (1) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a non-cash charge of approximately $900,000 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (4) approximately $6,200,000 of stock-based compensation charges (of which approximately $5,800,000 is included in the $83,700,000 of expenses and charges arising from the Acquisition as noted above).

In addition to the items noted above, operating earnings in the Air Conditioning and Heating Products Segment for the year ended December 31, 2005 improved over the same period in 2004 as a result of increased sales volume of products sold to residential customers, in part, due to unusually warm weather in the United States during 2005 and other factors, sales price increases and improved manufacturing efficiencies, partially offset by material cost increases within the entire Segment.

The operating expense in Unallocated was approximately $24,300,000 for the year ended December 31, 2005 as compared to approximately $103,600,000 for the combined year ended December 31, 2004. The decrease in operating expense for the year ended December 31, 2005 as compared to the same period of 2004 in Unallocated is primarily due to the items noted below, as well as, lower compensation and employee benefit expense. Operating expense in Unallocated for the year ended December 31, 2005 reflects (1) approximately $300,000 of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $900,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (3) a gain of approximately $1,400,000 from the settlement of certain obligations (see Notes 9 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein) and (4) approximately $100,000 of increased amortization of intangible assets.

Operating expense in Unallocated for the combined year ended December 31, 2004 reflects (1) approximately $36,500,000 of stock-based compensation charges (including approximately $34,100,000 of charges arising from the Acquisition), (2) approximately $38,500,000 of fees and expenses associated with the Acquisition, other than stock-based compensation and (3) a non-cash foreign exchange loss of approximately $100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 8.3% and 11.5% of operating earnings (before unallocated and corporate expenses) for the years ended December 31, 2005 and 2004, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $40,000,000 or approximately 40.6% during the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. During the year ended December 31, 2005, the Company experienced increases in interest expense related to (1) approximately $63,200,000 from additional borrowings primarily in connection with the Acquisition, (2) approximately $9,400,000 of additional interest expense related to the amortization of the Nortek Holdings deferred compensation plan and (3) approximately $24,200,000 of interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes. These increases were offset by a reduction in interest expense of approximately $53,500,000 relating to the redemption and open market purchases of certain debt in 2004 as discussed in the paragraph below, as well as, a reduction in the amortization of deferred financing costs of approximately $3,300,000, relating primarily to the amortization of commitment fees and related expenses recorded in the third quarter of 2004 of approximately $6,250,000 in connection with the bridge-facility entered into by the Company to fund the consummation of the Acquisition should it have been necessary (see Notes 2 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein).

On August 27, 2004, the Company purchased for cash all of the former Nortek Holdings’ 10% Senior Discount Notes due 2011 (the “Senior Discount Notes”), its $200,000,000 Floating Rate Notes due 2010 (the “Floating Rate Notes”) and most of its 9 7/8% Senior Subordinated Notes due 2011 (the “9 7/8% Notes”) and recorded a pre-tax loss from debt retirement of approximately $118,800,000 in the combined third quarter of 2004. In addition, during the first quarter of 2004, the Company called for redemption all of its outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of its outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,900,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. As a result of all of these transactions, the Company recorded a pre-tax loss in the combined year ended December 31, 2004 of approximately $130,700,000 (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Investment income was approximately $1,800,000 for both the years ended December 31, 2005 and 2004, respectively.

The provision for income taxes from continuing operations was approximately $43,200,000 for the year ended December 31, 2005 as compared to an income tax benefit of approximately $37,900,000 for the combined year ended December 31, 2004. The income tax rates in both the year ended December 31, 2005 and 2004 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Discontinued operations for the combined year ended December 31, 2004 includes earnings of approximately $66,900,000 (net of a tax provision of approximately $46,000,000) (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Senior Secured Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004:
	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net earnings (loss) *	$56,900	$(4,100)	$(43,900)
Provision (benefit) for income taxes from continuing operations	43,200	3,500	(41,400)
Provision (benefit) for income taxes from discontinued operations	---	500	45,500
Interest expense from continuing operations **	138,578	42,487	56,073
Interest expense from discontinued operations	---	---	4,609
Investment income from continuing operations	(1,818)	(325)	(1,520)
Investment income from discontinued operations	---	---	(52)
Depreciation expense from continuing operations	26,608	8,433	16,731
Depreciation expense from discontinued operations	---	---	1,212
Amortization expense from continuing operations	19,261	14,095	9,092
Amortization expense from discontinued discontinued operations	---	---	201
EBITDA	$282,729	$64,590	$46,546

*
EBITDA includes approximately $300,000, $100,000 and $48,500,000 of stock-based compensation charges recorded in the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively (see Notes 1 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Net earnings (loss) includes a loss from discontinued operations of approximately $500,000 for the period from August 28, 2004 to December 31, 2004 and includes earnings from discontinued operations of approximately $67,400,000 for the period from January 1, 2004 to August 27, 2004 (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (which includes approximately $45,200,000 of the $48,500,000 of stock-based compensation expense noted above) of expenses and charges arising from the Acquisition and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes 6 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein). EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

**
Interest expense from continuing operations for the year ended December 31, 2005 includes cash interest of approximately $108,665,000 and non-cash interest of approximately $29,913,000, interest expense from continuing operations for the period from August 28, 2004 to December 31, 2004 includes cash interest of approximately $38,391,000 and non-cash interest of approximately $4,096,000 and interest expense from continuing operations for the period from January 1, 2004 to August 27, 2004 includes cash interest of approximately $31,402,000 and non-cash interest of approximately $24,671,000.

Year ended December 31, 2004 as compared to the year ended December 31, 2003

Combined consolidated net sales from continuing operations increased approximately $173,500,000 or 11.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as discussed in the following paragraphs.

In the Residential Ventilation Products Segment, combined net sales increased approximately $68,600,000 or 9.8% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The year ended December 31, 2004 includes an increase of approximately $19,200,000 attributable to the effect of changes in foreign currency exchange rates. The increase in net sales volume in the Residential Ventilation Products Segment in 2004 as compared to 2003 was primarily due to increased volume of bathroom exhaust fans and range hoods as a result of the ongoing stability in the residential housing construction and remodeling markets and from the introduction of new products. To a lesser extent, net sales increased due to sales price increases.

In the Home Technology Products Segment, combined net sales increased approximately $82,800,000 or 66.4% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The year ended December 31, 2004 includes an increase of approximately $63,300,000 attributable to acquisitions. Excluding the effect of acquisitions the increase in net sales volume in the Home Technology Products Segment in 2004 as compared to 2003 was primarily due to increased sales of surround sound systems, multi-room audio and video distribution equipment, garage door operators and wireless security products.

In the Air Conditioning and Heating Products Segment, combined net sales increased approximately $22,100,000 or 3.2% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The year ended December 31, 2004 includes increases of approximately $11,000,000 attributable to the effect of changes in foreign currency exchange rates in this Segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this Segment in 2004 and increased approximately 2.5% over 2003. The increase in net sales in this Segment in the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due principally to growth from this Segment’s brand-name strategy of HVAC products sold to customers serving the residential site built market. To a lesser extent, net sales increased due to sales price increases. Sales of the Company’s commercial HVAC products and residential products sold to manufactured housing customers were up slightly in the year ended December 31, 2004 over the same period in 2003, before considering the effect of foreign exchange, as continued softness is being experienced by this industry. Net sales of HVAC products sold to residential site built customers in 2004 were negatively impacted due to an unseasonably cool summer, aggravated by severe weather conditions in the southeastern portion of the United States in the third and fourth quarter.

Overall, increases in sales levels in the year ended December 31, 2004 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in the Company’s line of air conditioning and heating products. For the years ended December 31, 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.6% and 7.1%, respectively, of the Company’s consolidated net sales.

Combined consolidated cost of products sold was approximately $1,201,900,000 for the year ended December 31, 2004 as compared to approximately $1,072,500,000 for the year ended December 31, 2003. Cost of products sold, as a percentage of net sales, increased from approximately 71.2% for the year ended December 31, 2003 to approximately 71.6% for the year ended December 31, 2004. These increases in cost of products sold were primarily as a result of the factors that follow.

In the Residential Ventilation Products Segment, cost of products sold for the year ended December 31, 2004 was approximately $518,800,000, or 67.8% as a percentage of this Segment’s net sales, as compared to approximately $475,600,000, or 68.3% as a percentage of this Segment’s net sales, in the year ended December 31, 2003. Cost of products sold in this Segment for 2004 includes (1) approximately $3,300,000 of increased depreciation expense of property and equipment in 2004 as compared to 2003 arising from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 (a more complete discussion on depreciation and its impact on the year ended December 31, 2004 is available in the paragraphs below), (2) an increase of approximately $14,400,000 related to the effect of changes in foreign currency exchange rates, and (3) a non-cash charge of approximately $1,100,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this Segment for 2003 includes approximately $900,000 related to the amortization of purchase price allocated to inventory arising from the 2003 Recapitalization.

In the Home Technology Products Segment, cost of products sold for the year ended December 31, 2004 was approximately $105,300,000, or 50.7% as a percentage of this Segment’s net sales, as compared to approximately $60,000,000, or 48.1% as a percentage of this Segment’s net sales, in the year ended December 31, 2003. Cost of products sold in this Segment for 2004 includes (1) approximately $37,100,000 of cost of products sold from acquisitions, (2) approximately $700,000 of increased depreciation expense of property and equipment in 2004 as compared to 2003 arising from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 (a more complete discussion on depreciation and its impact on the year ended December 31, 2004 is available in the paragraphs below), (3) a non-cash charge of approximately $200,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (4) a non-cash charge of approximately $3,700,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this Segment for 2003 includes approximately $3,000,000 and $800,000 related to the amortization of purchase price allocated to inventory arising from the 2003 Recapitalization and the acquisitions of Elan and SPC, respectively.

In the Air Conditioning and Heating Products Segment cost of products sold for the year ended December 31, 2004 was approximately $577,800,000, or 81.8% as a percentage of this Segment’s net sales, as compared to approximately $536,900,000, or 78.5% as a percentage of this Segment’s net sales, for the year ended December 31, 2003. Cost of products sold in this Segment in 2004 includes (1) an increase of approximately $9,200,000 related to the effect of changes in foreign currency exchange rates, (2) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (3) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (4) approximately $3,100,000 of increased depreciation expense of property and equipment in 2004 as compared to 2003 arising from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 (a more complete discussion on depreciation and its impact on the year ended December 31, 2004 is available in the paragraphs below) and (5) a non-cash charge of approximately $900,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this Segment for the year ended December 31, 2003 includes approximately $5,800,000 of severance and other costs associated with the closure of certain manufacturing facilities, approximately $1,100,000 of costs and expenses associated with the startup of a new manufacturing facility and also includes in 2003 a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory arising from the 2003 Recapitalization.

Material costs were approximately 44.4% and 43.7% of net sales for the year ended December 31, 2004 and 2003, respectively. Both the Company’s Residential Ventilation Products and Air Conditioning and Heating Products Segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the year ended December 31, 2004 as compared to the year ended December 31, 2003. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

The Company’s segments experienced higher shipping costs in the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily for residential HVAC products where shipping costs increased from 3.4% of such net sales in 2003 to 4.3% in 2004.

Depreciation expense increased approximately $7,100,000 in 2004 as compared to 2003, which is primarily due to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization, including a reduction in the estimated remaining useful lives, and the additional depreciation expense associated with capital expenditures. Approximately $3,300,000, $700,000 and $3,100,000 of the increase relates to the Residential Ventilation Products Segment, the Home Technology Products Segment and Air Conditioning and Heating Products Segment, respectively. In connection with both the initial and final allocations of purchase price to property and equipment acquired as part of the Acquisition, the Company assigned new useful lives based upon the initial estimated and then the final useful lives adopted from the date of the Acquisition, respectively. Depreciation expense for the period from August 28, 2004 to December 31, 2004 reflects an increase of approximately $300,000 due to the finalization of the fair value adjustments related to the Acquisition, which includes a decrease in depreciation expense of approximately $500,000 related to revisions to the remaining useful lives and an increase in depreciation expense of approximately $800,000 related to the increase in fixed assets as a result of the adjustments to the allocation of purchase price. Depreciation expense related to property and equipment acquired as part the Acquisition was recorded based upon the historical allocation of purchase price and initial estimated useful lives for the period from August 28, 2004 to October 2, 2004 and based upon the final allocation of purchase price and final remaining useful lives for the period from October 3, 2004 to December 31, 2004. Depreciation expense would have been approximately $100,000 higher for the period from August 28, 2004 to December 31, 2004 if the final allocation of purchase price and final remaining useful lives adopted had been used to record depreciation expense for the period from August 28, 2004 to October 2, 2004, primarily due to an increase in the amount of the allocation of purchase price partially offset by the final remaining useful lives being longer than the initial estimates.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Combined consolidated selling, general and administrative expense (“SG&A”) was approximately $301,300,000 for the year ended December 31, 2004 as compared to approximately $263,100,000 for the year ended December 31, 2003. SG&A as a percentage of net sales increased from approximately 17.5% for the year ended December 31, 2003 to approximately 18.0% for the year ended December 31, 2004 and includes in 2004 (1) approximately $14,300,000 of SG&A from acquisitions in the Home Technology Products Segment, (2) an increase of approximately $4,600,000 related to the effect of changes in foreign currency exchange rates, (3) approximately $3,400,000 of stock-based compensation expense and (4) a non-cash foreign exchange loss of approximately $400,000 on intercompany debt not indefinitely invested among the Company’s subsidiaries, of which approximately $300,000 is included in the Residential Ventilation Products Segment. Approximately $2,600,000 of the increase in SG&A related to the effect of changes in foreign currency exchange is included in the Residential Ventilation Products Segment in the year ended December 31, 2004 and approximately $2,000,000 of the increase in SG&A related to the effect of foreign currency exchange rates is included in the Air Conditioning and Heating Products Segment for the year ended December 31, 2004. SG&A in 2003 includes approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $2,000,000 of stock-based compensation, of which approximately $1,400,000 relates to the adoption of SFAS No. 123 in 2003 and approximately $600,000 relates to compensation expense in the fourth quarter of 2003 from the sale of stock. Approximately $1,800,000 of this stock-based compensation expense is included in Unallocated. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development for 2003 are set-forth separately in the segment data. The year ended December 31, 2003 also includes a non-cash foreign exchange gain of approximately $1,500,000 on intercompany debt not indefinitely invested among the Company’s subsidiaries, all of which is included in Unallocated. The increase in the percentage in the year ended December 31, 2004 is principally due to acquisitions in the Home Technology Products Segment, which have a substantially higher level of SG&A than the overall segment in addition to the effect of the items noted above.

Combined amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.6% in the year ended December 31, 2003 to approximately 1.0% for the year ended December 31, 2004, as a result of an increase of approximately $8,100,000 in amortization of intangible assets in 2004 as compared to 2003. This increase of $8,100,000 consists of an increase of approximately $3,300,000 in the fourth quarter of 2004 due to the finalization of the fair value adjustments related to the Acquisition, an increase of approximately $2,000,000 related to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization, an increase of approximately $2,300,000 related to the full year impact of acquisitions made in 2003 and the impact of acquisitions made in 2004 in the Home Technology Products Segment and an increase of approximately $500,000 related to new intangible assets in 2004. Approximately $2,800,000, $3,900,000, $1,200,000 and $200,000 of the increase relates to the Residential Ventilation Products Segment, the Home Technology Products Segment, the Air Conditioning and Heating Products Segment and Unallocated, respectively. The increase of approximately $3,300,000 due to the finalization of the fair value adjustments related to the Acquisition is caused by a combination of an increase of approximately $3,100,000 related to revisions to the timing of amortization and changes in useful lives and an increase of approximately $200,000 related to increases in intangible assets as a result of the allocation of purchase price. The increase of approximately $2,000,000 related to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization reflects the impact of both the increase in valuation and revisions in the estimated useful lives. Amortization of intangible assets acquired as part of the Acquisition was recorded based upon the historical allocation of purchase price and initial estimated useful lives for the period from August 28, 2004 to October 2, 2004 and based upon the final allocation of purchase price and final remaining useful lives for the period from October 3, 2004 to December 31, 2004. Amortization of intangible assets would have been approximately $1,300,000 higher for the period from August 28, 2004 to December 31, 2004 if the final allocation of purchase price and final remaining useful lives adopted had been used to record amortization of intangible assets for the period from August 28, 2004 to October 2, 2004, primarily due to the final remaining useful lives being shorter than the initial estimates and an increase in the amount of the allocation of purchase price.

The operating results for the year ended December 31, 2004 includes approximately $83,700,000, or 5.0% as a percentage of net sales, of expenses and charges arising from the Acquisition. Approximately $45,200,000 (of which approximately $34,100,000 is included in Unallocated) of stock-based compensation expense that was incurred upon settlement of options in connection with the Acquisition was recorded in the third quarter of 2004. The year ended December 31, 2003 includes approximately $83,000,000, or 5.5% as a percentage of net sales, of expenses and charges arising from the 2003 Recapitalization.

Combined consolidated operating earnings decreased by approximately $2,900,000 from approximately $77,600,000, or 5.2% as a percentage of net sales, for the year ended December 31, 2003 to approximately $74,700,000, or 4.4% as a percentage of net sales, for the year ended December 31, 2004 as a result of the factors discussed above and that follow.

Combined consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $48,300,000 and $32,400,000 for the years ended December 31, 2004 and 2003, respectively. Acquisitions accounted for approximately $2,000,000 of the increase in such depreciation and amortization expense in 2004. Consolidated operating earnings in the year ended December 31, 2004 is net of approximately $7,100,000 of increased depreciation expense of property and equipment and approximately $8,100,000 of increased amortization of intangible assets as compared to 2003 arising primarily from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the 2003 Recapitalization and the Acquisition in the fourth quarter of 2004. Depreciation and amortization expense noted above for 2004 includes approximately $5,900,000 of amortization expense from purchase price allocated to inventory primarily as a result of the Acquisition and includes approximately $5,300,000 for 2003 of amortization expense from purchase price allocated to inventory arising primarily from the 2003 Recapitalization.

Combined operating earnings of the Residential Ventilation Products Segment for the year ended December 31, 2004 were approximately $119,600,000 as compared to approximately $117,800,000 for the year ended December 31, 2003. Operating earnings of this Segment for 2004 include (1) an increase in earnings of approximately $2,000,000 from the effect of foreign currency exchange rates, (2) approximately $3,300,000 of increased depreciation expense of property and equipment and approximately $2,800,000 of increased amortization of intangible assets during the year ended December 31, 2004 as compared to the same period in 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 as a result of the 2003 Recapitalization and of the Acquisition in the fourth quarter of 2004, (3) approximately $3,800,000 of stock-based compensation charges (including approximately $3,500,000 of charges arising from the Acquisition), (4) a non-cash charge of approximately $1,100,000 of amortization of purchase price allocated to inventory as a result of the Acquisition and (5) a non-cash foreign exchange loss of approximately $300,000 on intercompany debt not indefinitely invested among the Company's subsidiaries. Operating earnings of this Segment for the year ended December 31, 2003 include approximately $900,000 of amortization expense from purchase price allocated to inventory related to the 2003 Recapitalization and approximately $100,000 of stock-based compensation charges. In addition to the effect of the items noted above, the increase in operating earnings in the Residential Ventilation Products Segment in the year ended December 31, 2004 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets.

Combined operating earnings of the Home Technology Products Segment for the year ended December 31, 2004 were approximately $35,800,000 as compared to approximately $22,100,000 for the year ended December 31, 2003. Operating earnings of this Segment for 2004 include (1) approximately $9,700,000 of operating earnings contributed by acquisitions, (2) approximately $700,000 of increased depreciation expense of property and equipment and approximately $3,900,000 of increased amortization of intangible assets during the year ended December 31, 2004 as compared to the same period in 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 as a result of the 2003 Recapitalization and of the Acquisition in the fourth quarter of 2004, (3) approximately $2,100,000 of stock-based compensation charges (including approximately $1,800,000 of charges arising from the Acquisition) and (4) a non-cash charge of approximately $3,900,000 of amortization of purchase price allocated to inventory primarily as a result of the Acquisition. Operating earnings of this Segment for the year ended December 31, 2003 include approximately $3,000,000 of amortization expense from purchase price allocated to inventory related to the 2003 Recapitalization and approximately $800,000 from purchase price allocated to inventory related to 2003 acquisitions. In addition to the effect of the items noted above, the increase in operating earnings in the Home Technology Products Segment in the year ended December 31, 2004 was primarily as a result of increased net sales volume of surround sound systems, multi-room audio and video distribution equipment, garage door openers and wireless security products.

Combined operating earnings of the Air Conditioning and Heating Products Segment were approximately $22,900,000 for the year ended December 31, 2004 as compared to approximately $57,200,000 for the year ended December 31, 2003. Operating earnings of this Segment for 2004 includes (1) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a decrease in earnings of approximately $200,000 from the effect of foreign currency exchange rates, (4) approximately $3,100,000 of increased depreciation expense of property and equipment and approximately $1,200,000 of increased amortization of intangible assets in 2004 as compared to 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the 2003 Recapitalization and the Acquisition in the fourth quarter of 2004, (5) approximately $900,000 of amortization of purchase price allocated to inventory related to the Acquisition and (6) approximately $6,200,000 of stock-based compensation charges (including approximately $5,800,000 of charges arising from the Acquisition). Operating earnings of this Segment during the year ended December 31, 2003 include (1) approximately $5,800,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $1,100,000 of costs and expenses associated with the startup of a new manufacturing facility, (3) approximately $600,000 of amortization expense from purchase price allocated to inventory related to the 2003 Recapitalization and (4) approximately $100,000 of stock-based compensation charges. In addition to the items noted above, the decrease in operating earnings in the Air Conditioning and Heating Products Segment in 2004 was principally due to increased material costs within the entire Segment and lower sales volume of commercial product lines due to the general slow down in the commercial market partially offset by sales price increases and by increased shipments in the residential site built market.

The combined operating expense in Unallocated was approximately $103,600,000 for the year ended December 31, 2004 as compared to approximately $119,500,000 for the year ended December 31, 2003. Operating expense in Unallocated for 2004 includes approximately $36,500,000 of stock-based compensation charges (including approximately $34,100,000 of charges arising from the Acquisition) and a non-cash foreign exchange loss of approximately $100,000 on intercompany debt not indefinitely invested among the Company's subsidiaries. Combined operating expense in Unallocated for the year ended December 31, 2003 includes approximately $1,800,000 of stock-based compensation charges and $3,500,000 of direct expenses and fees associated with the Company's strategic sourcing software and systems development. The year ended December 31, 2003 includes a non-cash foreign exchange gain of approximately $1,500,000 on intercompany debt not indefinitely invested among the Company’s subsidiaries. Combined operating expense in Unallocated for the year ended December 31, 2004 also includes approximately $38,500,000 of fees and expenses associated with the Acquisition (other than stock-based compensation) and for the year ended December 31, 2003 also includes approximately $83,000,000 of fees and expenses associated with the 2003 Recapitalization.

Combined operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, were approximately 11.5% and 6.6% of operating earnings (before unallocated and corporate expense) in the years ended December 31, 2004 and 2003, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Combined interest expense increased approximately $40,200,000 or approximately 68.8% in the year ended December 31, 2004 as compared to the year ended 2003. The increase in interest expense in 2004 is primarily due to (1) approximately $34,700,000 of increased interest expense and amortization of deferred financing costs from borrowings primarily in connection with the THL Transactions, (2) approximately $20,600,000 of increased interest expense related to the former Nortek Holdings 10% senior discount notes issued in November 2003, (3) approximately $4,400,000 of increased interest expense relating to Nortek’s floating rate notes issued in January 2004 (both the 10% senior discount notes and the floating rate notes were redeemed in August 2004 in connection with the THL Transactions), (4) approximately $6,300,000 of interest expensed on August 28, 2004 from amortization of the THL Bridge Facility and (5) approximately $2,200,000 of increased interest expense related to the amortization of the 2004 Nortek Holdings, Inc. Deferred Compensation Plan. These increases were partially offset by the effect of approximately $4,100,000 of interest expense in the first quarter of 2003 from the amortization of a bridge facility in connection with the 2003 Recapitalization and approximately $23,900,000 of reduced interest expense relating primarily to the redemption and open market purchases in early 2004 and lower interest rates from the sale of the floating rate notes used to refinance the 8 7/8% senior notes (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Combined investment income was approximately $1,800,000 and $1,600,000 for the years ended December 31, 2004 and 2003, respectively, and increased approximately $200,000 or 12.5% in 2004 as compared to 2003 primarily as a result of higher average invested balances.

The combined income tax benefit from continuing operations was approximately $37,900,000 for the year ended December 31, 2004 as compared to a combined provision for income taxes from continuing operations of approximately $19,600,000 for the year ended December 31, 2003. The income tax rates in both 2004 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2004 due to the Acquisition and in 2003 due to the 2003 Recapitalization (see Notes 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Combined discontinued operations for the years ended December 31, 2004 and December 31, 2003 include earnings of approximately $66,900,000 (net of a tax provision of approximately $46,000,000) and $11,100,000 (net of a tax provision of approximately $6,800,000), respectively (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Senior Secured Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003:

	For the periods
	Post-			Pre-
	Acquisition	Pre-Acquisition		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net earnings (loss) *	$(4,100)	$(43,900)	$74,200	$(61,900)
Provision (benefit) for income taxes from continuing operations	3,500	(41,400)	41,400	(21,800)
Provision (benefit) for income taxes from discontinued operations	500	45,500	7,400	(600)
Interest expense from continuing operations **	42,487	56,073	57,376	1,049
Interest expense from discontinued operations	---	4,609	38,984	1,239
Investment income from continuing operations	(325)	(1,520)	(1,482)	(119)
Investment income from discontinued operations	---	(52)	(196)	(2)
Depreciation expense from continuing operations	8,433	16,731	17,438	581
Depreciation expense from discontinued operations	---	1,212	10,929	250
Amortization expense from continuing operations	14,095	9,092	14,369	64
Amortization expense from discontinued discontinued operations	---	201	5,327	73
EBITDA	$64,590	$46,546	$265,745	$(81,165)

*	Net earnings (loss) includes approximately $(500,000), $67,400,000, $12,100,000 and $(1,000,000) of earnings (loss) from discontinued operations for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock-based compensation expense) of expenses and charges arising from the Acquisition, approximately $3,400,000 of stock-based compensation and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the 2003 Recapitalization and for the period from January 10, 2003 to December 31, 2003 includes approximately $2,000,000 of stock-based compensation, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period January 10, 2003 to December 31, 2003 includes approximately $100,000 of stock-based compensation in earnings from discontinued operations (see Notes 1, 2 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein).

**
Interest expense from continuing operations for the period from August 28, 2004 to December 31, 2004 includes cash interest of approximately $38,391,000 and non-cash interest of approximately $4,096,000, interest expense from continuing operations for the period from January 1, 2004 to August 27, 2004 includes cash interest of approximately $31,402,000 and non-cash interest of approximately $24,671,000, interest expense from continuing operations for the period from January 10, 2003 to December 31, 2003 includes cash interest of approximately $51,024,000 and non-cash interest of approximately $6,352,000 and interest expense from continuing operations for the period from January 1, 2003 to January 9, 2003 includes cash interest of approximately $924,000 and non-cash interest of approximately $125,000.

Liquidity and Capital Resources

The Company acquired several companies during the year ended December 31, 2005 utilizing cash and incurring additional indebtedness. Companies acquired during 2005 and the impact on cash flow in 2005 were as follows:

•	On December 9, 2005, the Company, through Linear, acquired the stock of GTO for approximately $28,200,000 of cash plus contingent consideration.

•
On August 26, 2005, the Company, through Elan, acquired the assets and certain liabilities of Sunfire for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years.

•	On August 8, 2005, the Company, through Nortek UK, acquired the stock of Imerge for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years.

•
On July 15, 2005, the Company, through Linear, acquired the assets and certain liabilities of Niles for approximately $77,700,000, utilizing approximately $67,700,000 of cash and issuing an unsecured promissory note in the amount of approximately $10,000,000.

•
On June 13, 2005, the Company, through Nordyne, acquired the assets and certain liabilities of IMS for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000.

•
On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration.

The estimated total potential amount of contingent consideration that may be paid in the future for all acquisitions is approximately $15,200,000 (see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein).

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

The net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8,200,000, which the Company has included in interest expense in the accompanying consolidated statement of operations. All payments related to this contribution have been made by Nortek Holdings, Inc.

The Company had consolidated debt at December 31, 2005, of approximately $1,648,378,000 consisting of (i) $19,701,000 of short-term borrowings and current maturities of long-term debt, (ii) $34,848,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,982,000 of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of Nortek’s 8 1/2% Senior Subordinated Notes due 2014, (v) $684,250,000 of long-term debt outstanding under Nortek’s Senior Secured Credit Facility and (vi) $274,597,000 of the Company’s 10 3/4% Senior Discount Notes.

During the year ended December 31, 2005, the Company had a net increase in its consolidated debt of approximately $278,400,000 resulting from (1) additional borrowings related to the 10 3/4% Senior Discount Notes as discussed above of approximately $250,400,000, (2) additional borrowings of approximately $19,600,000 related, in part, to the acquisitions noted above, (3) approximately $24,200,000 of debt accretion related to the 10 3/4% Senior Discount Notes and (4) approximately $200,000 in net additional borrowings from secured lines of credit and bank advances of the Company’s European subsidiaries, offset by (5) approximately $14,900,000 of principal and other payments made during the period and (6) an approximate $1,100,000 decrease related to the effects of foreign currency translation.

The Company’s debt to equity ratio was approximately 8.7:1 at December 31, 2005 as compared to approximately 4.3:1 at December 31, 2004. The increase in the ratio was primarily due to the net increase in indebtedness as discussed above.

Nortek’s Senior Secured Credit Facility also provides the Company and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. At December 31, 2005, Nortek had approximately $70,400,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian credit facility. There were no outstanding borrowings under the U.S. or Canadian portions of Nortek’s revolving credit facility at December 31, 2005.

The Company has signed a letter of intent to acquire a business that manufactures custom commercial air handlers and related products for its Air Conditioning and Heating Products Segment. Consummation of the acquisition is expected to occur by the end of the first quarter of 2006. This business reported unaudited net sales for the year ended December 31, 2005 of approximately $74,000,000. The estimated purchase price consists of approximately $40,000,000 of cash at closing, a 2-year, 6%, $10,000,000 subordinated note and a contingent earn out of up to $30,000,000. The Company expects to fund the $40,000,000 of the purchase price at the acquisition date from its cash on hand. There can be no assurances that this acquisition will be consummated, or if consummated, will happen on the same or similar terms as described.

The Company is also negotiating with its banks to expand its revolving credit facility from $100,000,000 to $200,000,000 and to modify certain covenants by amending its Senior Secured Credit Facility. This amendment will permit it to consummate the proposed acquisition described above and to provide additional liquidity to support the Company’s future growth.

The Company expects to finalize this amendment by the end of its first quarter of 2006. There can be no assurances that the Company will be successful in closing this amendment and expanding its revolving credit facility as described.

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

At December 31, 2005, there was approximately $135,000,000 available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $134,800,000 at December 31, 2005.

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

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations (excluding unamortized debt premium of approximately $17,000), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), purchase obligations, other long-term liabilities and other obligations. Long-term debt and interest payments in the table below reflect the financing transactions during the year ended December 31, 2005 as previously described (See Notes 3 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater		Total
	(Amounts in thousands)

Debt obligations	$13,456	$25,538	$179,735	$1,410,684	*	$1,629,413	*
Interest payments	100,278	197,926	392,011	394,732	*	1,084,947	*
Capital lease obligations	1,330	2,772	3,178	11,668		18,948
Operating lease obligations	15,461	22,557	14,029	23,178		75,225
Purchase obligations	2	5	6	10		23
Other long-term liabilities	---	38,651	90,312	65,560		194,523
Total	$130,527	$287,449	$679,271	$1,905,832		$3,003,079

* Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2015 in the above table.

As of December 31, 2005, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $23,600,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein) and has recorded an estimated liability related to this indemnified guarantee of approximately $900,000 at December 31, 2005 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12,500,000 and $17,800,000 at December 31, 2005 and 2004, respectively. Approximately $5,800,000 of short-term liabilities and approximately $6,700,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2005 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s consolidated statement of operations for the year ended December 31, 2005 (see Notes 9 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein). Approximately $11,700,000 of these indemnifications at December 31, 2005 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein). Accordingly, the Company has included approximately $5,000,000 of short-term liabilities and approximately $6,700,000 of long-term liabilities in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2005 related to these indemnifications.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

As of December 31, 2005, approximately $19,600,000 of letters of credit have been issued as additional security for (1) approximately $14,000,000 relating to certain of the Company’s insurance programs, (2) approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1,500,000 relating to certain of the subsidiaries purchases and other requirements.

At December 31, 2005, the Company had approximately $77,200,000 of unrestricted cash and cash equivalents to fund its cash flow needs for 2006. During 2006, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2005:

	For the year ended December 31,
	2006	2005
	(Amounts in thousands)

Interest payments, net	$100,278	$105,770
Principal payments, net	13,456	7,092
Capital lease obligations	1,330	1,232
Acquisitions	47,700	117,200
Capital expenditures	45,000	28,890
Operating lease and other rental payments	21,300	21,582
Income tax payments, net	40,000	15,924
	$269,064	$297,690

The Company expects to meet its cash flow requirements for fiscal 2006 from cash from operations, existing cash and cash equivalents and the use of its Senior Secured Credit Facility, as needed, to fund short-term requirements, if any.

Unrestricted cash and cash equivalents decreased from approximately $95,000,000 at December 31, 2004 to approximately $77,200,000 at December 31, 2005, in part, to partially fund the acquisitions in 2005 noted above. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2005, approximately $4,015,000 (all of which is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $33,700,000 (of which approximately $4,800,000 was financed under a capital lease) for the year ended December 31, 2005 as compared to approximately $27,900,000 (of which approximately $2,600,000 was financed under a capital lease) for the combined year ended December 31, 2004. Capital expenditures are expected to be approximately $45,000,000 in 2006. Under Nortek’s Senior Secured Credit Facility, capital expenditures are limited to approximately $65,000,000 in 2006.

The Company’s working capital and current ratio increased from approximately $215,800,000 and 1.6:1 at December 31, 2004 to approximately $283,600,000 and 1.8:1 at December 31, 2005. This increase in working capital and current ratio for the year ended December 31, 2005 was primarily as a result of increases in accounts receivable and inventory as noted below and a reduction in accrued expenses, which was partially offset by the increase in accounts payable as noted below and the decrease in cash due to acquisitions as noted above.

Accounts receivable increased approximately $46,500,000, or approximately 20.6%, between December 31, 2004 and December 31, 2005, while net sales increased approximately $103,400,000, or approximately 25.9%, in the fourth quarter of 2005 as compared to the fourth quarter of 2004. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $32,700,000 to the increase in net sales in the fourth quarter of 2005 and approximately $13,700,000 to the increase in accounts receivable at December 31, 2005. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2005 as compared to December 31, 2004. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2005.

Inventories increased approximately $36,800,000, or approximately 17.9%, between December 31, 2004 and December 31, 2005 primarily as a result of increased inventory levels in the Home Technology Products Segment, in part, due to strong demand of certain product categories and acquisitions which contributed approximately $15,400,000 to the increase in inventories at December 31, 2005. The Company’s Air Conditioning and Heating Products Segment experienced an increase in residential HVAC products inventory of approximately $14,000,000 at December 31, 2005 as compared to December 31, 2004 principally due to an increase in 10 SEER air conditioning products prior to the change in the minimum SEER rating on January 23, 2006. Most of this inventory was sold in January 2006.

Accounts payable increased approximately $21,700,000, or approximately 15.8%, between December 31, 2004 and December 31, 2005 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $7,300,000 to the increase in accounts payable at December 31, 2005.

Changes in certain working capital accounts, as noted above, between December 31, 2004 and December 31, 2005, differ from the changes reflected in the Company’s Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $17,780,000 and $106,995,000 for the year ended December 31, 2005 and for the period from August 28, 2004 to December 31, 2004, respectively, and increased approximately $7,830,000 from January 1, 2004 to August 27, 2004, principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	January 1, 2005 -	August 28, 2004 -	January 1, 2004 -
	December 31, 2005	December 31, 2004	August 27, 2004
	(Amounts in thousands)
Operating Activities:
Cash flow from operations, net	$156,757	$23,632	$34,246
Change in accounts receivable, net	(37,322)	26,911	(26,921)
Change in inventories	(24,290)	1,556	(34,337)
Change in prepaids and other current assets	(5,153)	6,164	(14,363)
Change in accounts payable	20,671	(34,112)	52,669
Change in accrued expenses and taxes	11,696	42,149	22,774
Change in long-term deferred compensation	(57,737)	---	---
Change in assets and liabilities of discontinued operations	---	---	135
Investing Activities:
Capital expenditures	(28,890)	(13,476)	(11,848)
Net cash paid for businesses acquired	(117,200)	(15,500)	(16,500)
Purchase of outstanding equity shares of the former Nortek
Holdings by Thomas H. Lee Partners, L.P. and affiliates	---	(706,189)	---
Payment of Acquisition fees and expenses	---	(47,500)	---
Purchase of investments and marketable securities	---	---	(5,000)
Proceeds from the sale of investments and marketable securities	---	---	5,000
Investing cash flows of discontinued operations	---	---	1,756
Proceeds from the sale of discontinued businesses	---	---	526,000
Proceeds from the sale of property and equipment	10,750	7,805	324
Change in restricted cash and investments	(186)	(202)	(103)
Financing Activities:
Change in borrowings, net	(8,324)	920	(5,370)
Sale of the 10 3/4% Senior Discount Notes	244,708	---	---
Dividend to THL-Nortek Investors, LLC	(186,970)	---	---
Sale of Floating Rate Notes	---	---	196,000
Redemption of notes	---	(919,300)	(716,700)
Net proceeds from the sale of 8 1/2% Notes	---	600,873	---
Net proceeds from borrowings under the Senior Secured Credit Facility	---	680,823	---
Equity investment by Thomas H. Lee Partners L. P. and affiliates	---	361,841	---
Settlement of stock options	---	(113,032)	---
Financing cash flows of discontinued operations	---	---	(97)
Other, net	3,710	(10,358)	165
	$(17,780)	$(106,995)	$7,830

(*)     Summarized from the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004 (see Nortek, Inc. and Subsidiaries Consolidated Financial Statements included elsewhere herein).

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

Income tax payments, net of refunds were approximately $15,900,000 in 2005. At December 31, 2005, the Company has approximately $37,000,000 of foreign net operating loss carryforwards that if utilized would offset future foreign tax payments. In addition, the Company has a federal net operating loss carryforward of approximately $9,100,000 (tax effect of $3,200,000) and an alternative minimum tax credit carryforward of approximately $3,000,000 at December 31, 2005. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The Company uses EBITDA as both a liquidity and operating performance measure. Liquidity measure disclosures with respect to EBITDA are provided below. Refer to the Results of Operations section for operating performance measure disclosures with respect to EBITDA and a reconciliation from net income (loss) to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of cash flow under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP cash flow measures such as cash flows from operating, investing and financing activities. EBITDA does not necessarily represent an accurate measure of cash flow performance because it excludes, among other things, capital expenditures, working capital requirements, significant debt service for principal and interest payments, income tax payments and other contractual obligations, which may have a significant adverse impact on a company’s cash flow performance thereby limiting its usefulness when evaluating the Company’s cash flow performance. The Company uses a significant amount of capital assets and capital expenditures are a significant component of the Company’s annual cash expenditures and therefore their exclusion from EBITDA is a material limitation. The Company has significant working capital requirements during the year due to the seasonality of its business, which require significant cash expenditures and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and the Company has significant cash expenditures during the year related to principal and interest payments and therefore their exclusion from EBITDA is a material limitation. The Company generally pays significant U.S federal, state and foreign income taxes each year and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net cash from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of these items. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for replacements. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s cash flows as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Senior Secured Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow ability to service and/or incur additional indebtedness, which eliminates the impact of certain non-cash items such as depreciation and amortization. The Company believes that EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of EBITDA as a liquidity measure within the Company’s industries by lenders, investors, others in the financial community and peer group companies. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company’s cash flow performance.

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the periods presented:

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net cash used in operating activities *	$70,721	$56,205	$35,038	$146,242	$(5,352)
Cash used by working capital and
other long-term asset and liability changes	86,036	(32,573)	(792)	(16,063)	12,853
Non-cash interest expense, net	(29,913)	(4,096)	(24,671)	(6,352)	(125)
Effect of the Acquisition, net	---	---	(38,423)	---	---
Effect of the Recapitalization, net	---	---	---	---	(62,397)
Non-cash stock-based compensation	(324)	(108)	(48,561)	(2,071)	---
Gain on sale of property and equipment	1,549	---	---	---	---
Loss from debt retirement	---	---	(130,736)	---	---
Gain on sale of discontinued operations	---	---	125,200	---	---
Deferred federal income tax provision (benefit) from continuing operations	(25,300)	(1,000)	46,900	4,800	(5,900)
Operating cash flows from discontinued operations	---	---	(532)	(20,049)	(334)
Deferred federal income tax provision (benefit)
from discontinued operations	---	---	18,500	(500)	---
Provision (benefit) for income taxes from continuing operations	43,200	3,500	(41,400)	41,400	(21,800)
Provision (benefit) for income taxes from discontinued operations	---	500	45,500	7,400	(600)
Interest expense from continuing operations **	138,578	42,487	56,073	57,376	1,049
Interest expense from discontinued operations	---	---	4,609	38,984	1,239
Investment income from continuing operations	(1,818)	(325)	(1,520)	(1,482)	(119)
Investment income from discontinued operations	---	---	(52)	(196)	(2)
Depreciation expense from discontinued operations	---	---	1,212	10,929	250
Amortization expense from discontinued operations	---	---	201	5,327	73
EBITDA	$282,729	$64,590	$46,546	$265,745	$(81,165)

*
Net cash used in operating activities includes approximately $(500,000), $67,400,000, $12,100,000 and $(1,000,000) of earnings (loss) from discontinued operations for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (which includes approximately $45,200,000 of the $48,500,000 of stock-based compensation expense noted above) of expenses and charges arising from the Acquisition and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes 6 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein). EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the Recapitalization and for the period from January 10, 2003 to December 31, 2003 includes approximately $2,000,000 of stock-based compensation, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 10, 2003 to December 31, 2003 includes approximately $100,000 of stock-based compensation in earnings from discontinued operations (see Notes 1, 2 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

**
Interest expense from continuing operations for the year ended December 31, 2005 includes cash interest of approximately $108,665,000 and non-cash interest of approximately $29,913,000, interest expense from continuing operations for the period from August 28, 2004 to December 31, 2004 includes cash interest of approximately $38,391,000 and non-cash interest of approximately $4,096,000, interest expense from continuing operations for the period from January 1, 2004 to August 27, 2004 includes cash interest of approximately $31,402,000 and non-cash interest of approximately $24,671,000, interest expense from continuing operations for the period from January 10, 2003 to December 31, 2003 includes cash interest of approximately $51,024,000 and non-cash interest of approximately $6,352,000 and interest expense from continuing operations for the period from January 1, 2003 to January 9, 2003 includes cash interest of approximately $924,000 and non-cash interest of approximately $125,000.

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

Effective January 23, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) was raised to 13 SEER by the Department of Energy. The prior minimum was 10 SEER. The Company’s Air Conditioning and Heating Products Segment currently produces residential central air conditioners with a 13 SEER efficiency rating and continues to focus on product improvements including energy efficiency as part of its engineering and manufacturing efforts. The Company does not expect any significant adverse effect on its business subsequent to January 23, 2006 as a result of the increase in the minimum SEER rating.

As of December 31, 2005, approximately 11.5% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.5% of the Company’s workforce expired in 2004 and were subsequently renewed on January 19, 2006, extending into 2007.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, at December 31, 2005, to cover approximately 4.9% of the Company’s employees (420 employees) which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company has presented its final proposal to the union bargaining committee, but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the US National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. The Company denies and will vigorously challenge such allegations. The Company’s management has provided temporary manufacturing support to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products Segment. See Note 8 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

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

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except, on a limited basis to periodically mitigate certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

A.  Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2005, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2005, approximately 57.3% of the carrying values of the Company’s long-term debt was at fixed interest rates.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2005, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an decrease in stockholder’s investment of approximately $1,659,000 for the year ended December 31, 2005. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short- term obligations at December 31, 2005 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2005, the Company’s net investment in foreign assets was approximately $127,600,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $11,600,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2005, the Company did not have any significant outstanding foreign currency hedging contracts.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, glass and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering.

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2005, the Company did not have any material outstanding commodity forward contracts.

D. Long-term Debt

The table that follows sets forth as of December 31, 2005, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than approximately 1.0% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2005 interest rates.

Long-term Debt:

	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2006	$6.5	$8.3	$14.8	6.2%	7.1%	6.7%
2007	9.7	8.6	18.3	6.2	6.4	6.3
2008	1.4	8.6	10.0	6.9	6.4	6.4
2009	1.5	8.6	10.1	6.9	6.4	6.5
2010	1.7	171.1	172.8	7.0	6.9	6.9
Thereafter	921.2	496.2	1,417.4	9.2	6.9	8.4
Total Long-term Debt at December 31, 2005 (1)	$942.0	$701.4	$1,643.4	9.1%	6.9%	8.1%
Fair Market Value of Long-term debt at December 31, 2005	$900.6	$701.4	$1,602.0

(1)   Includes the Company’s 10 3/4% Senior Discount Notes with an aggregate principal amount at maturity of approximately $403,000,000 due on March 1, 2014. The carrying value of the 10 3/4% Senior Discount Notes was approximately $274,597,000 at December 31, 2005, which is being accreted to the principal amount through September 2009.

Includes Nortek’s Senior Subordinated Notes with a total principal amount of approximately $634,965,000 and a weighted average fixed interest rate of approximately 8.5%. The Senior Subordinated Notes mature at various times from 2011 through 2014.

Also includes Nortek’s Senior Secured Term Loan with a total principal amount of approximately $691,250,000 and a weighted average variable interest rate of approximately 7.0%. The Company’s Senior Secured Term loan matures at various times through 2011. (See Liquidity and Capital Resources and Note 6 the Notes to the Consolidated Financial Statements included elsewhere herein for further information surrounding the Company’s outstanding debt obligations.)

Forward -Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and qualitative disclosure about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 8. Financial Statements and Supplementary Data.

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a), including exhibits, of Part IV of this report, incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the members of the Company’s Disclosure and Controls Committee. The Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits to the SEC, is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Registrant

NTK Holdings, Inc. is the sole stockholder of Nortek Holdings, Inc., which is the sole stockholder of Nortek, Inc. NTK Holdings, Inc. is a wholly-owned subsidiary of Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of the Company’s senior management. Each member of the management committee of Investors LLC is also a director of NTK Holdings. For more information, see “Certain Relationships and Related Transactions - Securityholders Agreement”.

The following table sets forth the names of the Company’s directors, their positions, ages and the year each of them became a director of NTK Holdings and Nortek:

Name	Principal Occupation	Age	NTK Holdings Director Since	Nortek Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of the Company	61	2004	1976

Jeffrey C. Bloomberg	Director	58	2005	2005

Joseph M. Cianciolo	Director	66	2005	2003

Anthony J. DiNovi	Director	43	2005	2004

David V. Harkins	Director	65	2005	2004

David B. Hiley	Director	67	2005	2003

Kent R. Weldon	Director	38	2005	2004

Richard L. Bready has served as Chairman of the Board, Chief Executive Officer and President of NTK Holdings since November 2004 and of Nortek since December 1990. Mr. Bready joined Nortek as Treasurer in 1975 and was elected Director in 1976. Prior to joining Nortek, Mr. Bready was an independent financial consultant and an audit manager at a major public accounting firm.

Jeffrey C. Bloomberg has been a member of the Board of Directors of both NTK Holdings and Nortek since April 19, 2005. Mr. Bloomberg was previously a member of Nortek’s Board of Directors from January 9, 2003 to August 27, 2004. Mr. Bloomberg has served since 2001 in the Office of the Chairman of Gordon Brothers Group LLC, a company which assists retail and consumer goods companies in asset redeployment and providing capital solutions to middle market companies in the retail and consumer product industries. From 1994 to 2001, Mr. Bloomberg served as the President of Bloomberg Associates, an investment banking company. Mr. Bloomberg is a director of Tweeter Home Entertainment Group, Inc.

Joseph M. Cianciolo has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since 2003. Mr. Cianciolo retired in June 1999 as the managing partner of the Providence, Rhode Island office of KPMG LLP. At the time of his retirement, Mr. Cianciolo had been a partner of KPMG LLP since 1970. Mr. Cianciolo currently serves as a director of United Natural Foods, Inc. and Eagle Bulk Shipping, Inc.

Anthony J. DiNovi has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004. Mr. DiNovi is a Co-President of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of American Media, Inc., Dunkin Brands, Inc., Michael Foods, Inc., US LEC Corporation and Vertis, Inc.

David V. Harkins has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004. Mr. Harkins currently serves as Vice Chairman of Thomas H. Lee Partners, L.P. Mr. Harkins also served briefly as the interim Chief Executive Officer of Conseco, Inc., an insurance and financial services company, from April 2000 until June 2000. Mr. Harkins is currently a director of National Dentex Corporation.

David B. Hiley has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since 2003 and has been a financial consultant since 1991. From April 1, 1998 through March 1, 2000, Mr. Hiley served as Executive Vice President and Chief Financial Officer of Koger Equity, Inc., a real estate investment trust. Prior to that, he was head of investment banking at Thomson McKinnon Securities. Mr. Hiley currently serves as a director of Eagle Bulk Shipping, Inc.

Kent R. Weldon has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon was employed by Thomas H. Lee Partners, L.P. from 1991 until 1993 and has been employed by THL since 1995, when he rejoined the firm. Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked in the corporate finance department at Morgan Stanley & Co. Incorporated. Mr. Weldon currently serves as a director of FairPoint Communications, Inc., Michael Foods, Inc., and Progressive Moulded Products, Ltd.

Executive Officers of the Company

The following table sets forth the names of the executive officers of the Company, their positions, and ages:

Name	Age	Position

Richard L. Bready	61	Chairman, President and Chief Executive Officer

Almon C. Hall	59	Vice President and Chief Financial Officer

Edward J. Cooney	58	Vice President and Treasurer

Kevin W. Donnelly	51	Vice President, General Counsel and Secretary

Bryan L. Kelln	40	Vice President - Operations

Messrs. Bready, Hall and Donnelly have served in the same or substantially similar executive positions with Nortek for at least the past five years and with NTK Holdings since February 10, 2005.

Mr. Cooney served as Senior Vice President-Chief Financial Officer and Executive Vice President Sales and Marketing at Amtrol Inc. and as Chief Financial Officer at Speidel Inc. prior to joining Nortek in August 2001.

On June 13, 2005, the Company appointed Bryan L. Kelln to the newly created position of Vice President-Operations. Prior to joining the Company, Mr. Kelln served as President of Jacuzzi, Inc.; as Operating Executive of The Jordan Company; as President and CEO of RockShox, Inc.; and as Senior Vice President at General Cable Corporation. Mr. Kelln currently serves as a director of Sensus Metering Systems, Inc. See “Executive Compensation - Employment Contracts and Termination of Employment and Change of Control Arrangements - Agreement with Bryan L. Kelln”.

Executive officers are elected annually by the Company’s board of directors and serve until their successors are chosen and qualified. The Company’s executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company’s overall operations. A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for Nortek overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

Audit Committee Financial Expert

The Company’s board of directors has an audit committee currently comprised of Joseph M. Cianciolo, Jeffrey C. Bloomberg and David B. Hiley. Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the Company’s board of directors has determined that Mr. Cianciolo would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act. In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 401(h)(2) of Regulation S-K adopted by the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Vice President and Chief Financial Officer, Vice President and Treasurer, Vice President and Controller and other persons performing similar functions as identified by the President and Chief Executive Officer. The Company filed a copy of its code of ethics as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2005, 2004 and 2003 of those persons who were, at December 31, 2005, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (who together constitute all of the Company’s executive officers at December 31, 2005).

Long-Term Compensation
	Annual Compensation						Awards	Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation (1)		Securities Underlying Options	LTIP Payouts		All Other Compensation (2)

Richard L. Bready (3) Chairman, President and Chief Executive Officer	2005 2004 2003	$3,500,000 2,833,333 2,500,000	$	--- 3,278,689 5,000,000		$190,999 66,858 295,351	--- --- 1,869,149	$	--- --- ---	$40,393,202 10,584,332 127,331

Almon C. Hall (3) Vice President and Chief Financial Officer	2005 2004 2003	$450,000 430,000 410,000		$725,000 725,000 725,000	$	--- --- ---	--- --- 147,900	$	--- --- ---	$3,132,834 787,744 114,760

Kevin W. Donnelly (3) Vice President, General Counsel and Secretary	2005 2004 2003	$300,000 280,000 265,000		$400,000 350,000 350,000	$	--- --- ---	--- --- 96,047	$	--- --- ---	$1,927,078 16,150 69,000

Edward J. Cooney Vice President and Treasurer	2005 2004 2003	$270,000 255,000 240,000		$300,000 250,000 250,000	$	--- --- ---	--- --- 42,500	$	--- --- ---	$806,161 67,150 64,000

Bryan L. Kelln (4) Vice President-Operations	2005 2004 2003	$221,213 --- ---		$200,000 --- ---	$	--- --- ---	--- --- ---	$	--- --- ---	$188,245 --- ---

(1)
Except for Mr. Bready in 2005, 2004 and 2003, the aggregate amount of any compensation in the form of perquisites and other personal benefits paid in each of the years, based on the Company’s incremental cost, did not exceed the lesser of 10% of any executive officer’s annual salary and bonus or $50,000. The amount for Mr. Bready in 2005 includes $106,731 relating to executive health reimbursement provided by the Company. The amount for Mr. Bready in 2004 includes $43,641 relating to personal use of automobiles provided by the Company and in 2003 includes $246,142 relating to installation of Company products.

(2)
The amounts in 2003, for each of Messrs. Bready and Hall, include premiums paid by the Company for split dollar life insurance agreements between the Company and each of them, of which $31,791 and $49 represent the term life portion of the premiums and $79,540 and $16,711 represent the non-term portion, in each case for Messrs. Bready and Hall, respectively. Subsequent to 2003, these agreements were terminated and upon the consummation of the THL Transaction, four “split dollar” life insurance policies with an aggregate cash surrender value of $8,598,749 held by the Company were transferred to Mr. Bready and one “split dollar” life insurance policy with a cash surrender value of $539,426 held by the Company was transferred to Mr. Hall.

For 2005, includes payments of $40,376,422, $3,116,034, $1,900,278 and $789,361 made to Messrs. Bready, Hall, Donnelly and Cooney, respectively, under the Deferred Compensation Plan of Nortek Holdings. For more information, see “Deferred Compensation Plan of Nortek Holdings”.

For 2004, includes $639,518 and $231,168 paid to Messrs. Bready and Hall, respectively in connection with “lump-sum” cash payments from a former deferred compensation plan of Nortek that was terminated upon the consummation of the THL Transaction.

For 2004, includes $1,329,915 in loan forgiveness for Mr. Bready under a ten-year loan made to Mr. Bready by the Company in 1997. The entire balance was forgiven upon the consummation of the THL Transaction.

Includes change in control payments to Mr. Cooney of $51,000 made in 2004 in connection with the THL Transaction and for each of Messrs. Hall, Donnelly and Cooney, includes change in control payments of $82,000, $53,000 and $48,000, respectively, made in 2003 in connection with the recapitalization of the former Nortek Holdings, Inc. in January 2003.

Includes $6,300 in matching contributions and $10,500 in profit sharing contributions by the Company in 2005 for Messrs. Bready, Hall, Donnelly and Cooney under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan. Includes $6,150 in matching contributions and $10,000 in profit sharing contributions by the Company in 2004 for each of Messrs. Bready, Hall, Donnelly and Cooney under the plan. Includes $6,000 in matching contributions and $10,000 in profit sharing contributions by the Company in 2003 for each of Messrs. Bready, Hall, Donnelly and Cooney under the plan.

For 2005, includes a payment of $188,245 made to Mr. Kelln as reimbursement for certain relocation expenses.

(3)
On August 27, 2004, each of Messrs. Bready, Hall and Donnelly entered into amended and restated employment agreements with the Company and Nortek Holdings. For more information, see “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreement of Richard L. Bready” and “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly”.

(4)	On June 13, 2005, the Company appointed Bryan L. Kelln to the newly created position of Vice President - Operations.

Options Sold or Surrendered in Connection with the THL Transaction

Prior to the THL Transaction, members of Nortek management held stock options to purchase shares of common stock of the former Nortek Holdings issued to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan. Certain members of Nortek’s management, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of these options, instead sold a portion of those options to THL Buildco and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment these option holders received an equity interest in Investors LLC and, Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled was equal to the excess of the fair market value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a nonqualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan proportionately track distributions made to the Class A units of the Investors LLC. In connection with the THL Transaction, the former Nortek Holdings, Inc. 2002 Stock Option Plan was terminated. See “Capitalization”, “Employment Contracts and Termination of Employment and Change in Control Arrangements - Deferred Compensation Plan of Nortek Holdings” and “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.

Options Granted in Last Fiscal Year

No stock options were granted to the named executive officers in 2005.

Aggregated Option Exercises in Last Fiscal Year

No stock options were exercised by the named executive officers in 2005.

Pension and Similar Plans

Nortek’s qualified pension plan (the “Pension Plan”) was frozen as of December 31, 1995, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1995 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-line annuity in the case of an unmarried employee. The annual pension benefits entitled to be paid to the executive officers beginning at age 65 under the Pension Plan are as follows: Mr. Bready $160,922, Mr. Hall $52,163, and Mr. Donnelly $15,574.

Compensation of Directors

For their services as directors, the Company’s directors who are not officers, employees or consultants of the Company or its subsidiaries, or of Thomas H. Lee Partners, L.P., receive directors’ fees from the Company. The fees payable to those directors are a $50,000 annual retainer, payable quarterly in advance, a $1,500 per meeting ($1,000 if director participates by telephone) fee and a $1,000 per committee meeting ($750 if director participates by telephone) fee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Amended and Restated Employment Agreement of Richard L. Bready

Upon the consummation of the THL Transaction, Mr. Bready’s existing employment agreement was amended and restated. As amended and restated, his agreement has an initial term commencing on August 27, 2004 and concluding on December 31, 2009, renewable thereafter for successive one-year terms unless Nortek and Nortek Holdings provide Mr. Bready with written notice of their intent not to renew the agreement at least 90 days prior to the end of the initial term or any successive term. The amended and restated employment agreement provides that during the employment term Mr. Bready will serve as Chairman and Chief Executive Officer of Nortek and Nortek Holdings.

The amended and restated employment agreement provides that the basic annual salary for Mr. Bready during the employment term will be not less than $3,500,000, subject to increase at the board of directors’ discretion. Mr. Bready was paid a cash performance bonus award under the amended and restated employment agreement for the period beginning on January 1, 2004 and ending on the closing date of the THL Transaction of approximately $3,300,000. Mr. Bready will not be eligible for any cash performance bonus awards for any period subsequent to the closing date of the THL Transaction, unless the board in its sole discretion determines otherwise. In addition, Mr. Bready is entitled to receive all other benefits, including medical and dental plan participation, generally available to executive personnel. Mr. Bready also is entitled to two automobiles and reimbursement of associated costs and the use, or reimbursement of the cost, of private aircraft transportation for business travel and up to 50 hours per year of personal travel. Under the amended and restated employment agreement, Mr. Bready received one-third of the 70,767.07 Class C-1 units and Class C-2 units initially authorized by the Investors LLC. For more information on the allocation of units initially authorized by Investors LLC, please see “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.

Under the amended and restated employment agreement, if the employment of Mr. Bready is terminated:

•	by Nortek and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement,
•	by Mr. Bready for “good reason”, as defined in the amended and restated employment agreement,
•	as a result of any notice from Nortek and Nortek Holdings not to renew his employment as described above, or
•	as a result of his disability or death,

then Nortek and Nortek Holdings are obligated to provide Mr. Bready or, in the event of death, his designated beneficiary or estate, severance pay at the rate of $1,750,000 per year and other specified benefits and perquisites, including long-term disability insurance, for the period equal to the longer of:

•	one year from the date of such termination, or
•	the remaining period of the initial employment term.

Under the amended and restated employment agreement, (i) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings without cause, or as a result of non-renewal by Mr. Bready for good reason or as a result of disability, he will be prohibited from competing with Nortek and Nortek Holdings for the longer of one year or the period from the date of termination through December 31, 2009 and (ii) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings with cause or as a result of resignation without good reason, he will be prohibited from competing with Nortek and Nortek Holdings for one year.

Under the amended and restated employment agreement, following the termination of employment of Mr. Bready for any reason, Nortek and Nortek Holdings are required to provide, at no additional cost to Mr. Bready, up to $1,000,000 (not including any additional tax gross-up payment as described below) in lifetime medical coverage to Mr. Bready, his spouse and dependents. In lieu of lifetime medical coverage, Mr. Bready or his spouse may request a lump-sum payment in an amount to be established by the board of directors as reasonably sufficient to provide such coverage. Nortek and Nortek Holdings are also required to make a “gross-up” payment to Mr. Bready to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment.

If it is determined that any payment or benefit provided by Nortek, Nortek Holdings or any of their predecessors to Mr. Bready under his amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of his amended and restated employment agreement, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, Nortek and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to Mr. Bready sufficient, after giving effect to all federal, state and other taxes and charges with respect to that payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Pursuant to Mr. Bready’s amended and restated employment agreement, the outstanding principal balance (and accrued interest thereon) totaling $1,329,915 of a ten-year loan made to Mr. Bready by Nortek in 1997 in the original principal amount of $3,000,000 was forgiven upon consummation of the THL Transaction. Upon consummation of the THL Transaction, four “split dollar” life insurance policies, with an aggregate cash surrender value of $8,598,749, held by Nortek were transferred to Mr. Bready. Also upon consummation of the THL Transaction, Mr. Bready received a lump-sum cash payment in the amount of $639,518 in respect of obligations by Nortek under a deferred compensation agreement.

Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly

Upon the consummation of the THL Transaction, the existing employment agreements of Messrs. Hall and Donnelly were amended and restated. Each such amended and restated employment agreement is on terms substantially similar to the prior employment agreements of Messrs. Hall and Donnelly and substantially similar to each other, except as otherwise noted below. Each such amended and restated employment agreement became effective upon the consummation of the THL Transaction and remains effective until the termination of the employee’s employment. The amended and restated employment agreements provide that Mr. Hall will serve as Vice President and Chief Financial Officer of Nortek and Nortek Holdings and that Mr. Donnelly will serve as Vice President, General Counsel and Secretary of Nortek and Nortek Holdings.

The amended and restated employment agreement for Mr. Hall provides that the basic annual salary for Mr. Hall is not less than $430,000. The amended and restated employment agreement for Mr. Donnelly provides that the basic annual salary for Mr. Donnelly is not less than $280,000. Messrs. Hall and Donnelly are also eligible for incentive compensation in each year of the employment period as recommended by the Chief Executive Officer of Nortek and approved by the compensation committee of the board of directors of Nortek Holdings. In addition, Messrs. Hall and Donnelly are entitled to receive all other benefits, including medical and dental plan participation, generally available to Nortek executive personnel. Messrs. Hall and Donnelly are also entitled to reimbursement of the costs of automobile transportation for personal and business use consistent with their employment agreements prior to the THL Transaction. Messrs. Hall and Donnelly were also issued approximately 4,246 and 2,830 Class C Units of Investors LLC, respectively.

Under each amended and restated employment agreement, if employment is terminated:

•	by Nortek and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement,
•	by the employee for “good reason”, as defined in the amended and restated employment agreement, or
•	as a result of the employee’s death or disability

then Nortek and Nortek Holdings are obligated to provide the employee or, in the event of death, his designated beneficiary or estate, severance pay and other specified benefits and perquisites, including long-term disability insurance, for the period equal to the longer of:

•	two years from the date of termination, or
•	three years from the closing date of the THL Transaction.

Under each amended and restated employment agreement annual severance pay for the employee is equal to his annual salary as of the date of termination plus the highest amount of bonus or incentive compensation, exclusive of the Nortek 1999 equity performance plan, paid or payable in cash to the employee in any one of the three calendar years immediately prior to the completion of the THL Transaction or, if higher, the three calendar years immediately prior to such termination.

Under each amended and restated employment agreement, (i) if the employment of the employee is terminated by Nortek and Nortek Holdings without cause, by the employee for good reason or as a result of disability, the employee will be prohibited from competing with Nortek and Nortek Holdings for the longer of the period of two years from the date of termination or three years from the closing of the THL Transaction and (ii) if the employment of the employee is terminated by Nortek and Nortek Holdings with cause or by the employee as a result of resignation without good reason, the employee will be prohibited from competing with Nortek and Nortek Holdings for one year.

Under each such amended and restated employment agreement, following the termination of employment of the employee for any reason, Nortek and Nortek Holdings are required to provide, at no additional cost to the employee, up to $1,000,000 (not including any additional tax gross-up payments as described below) in lifetime medical coverage to the employee, his spouse and dependents. In lieu of lifetime medical coverage, at or following the date of termination or a “change in control,” as defined in the amended and restated employment agreement, the employee or his spouse may request a lump-sum payment in an amount established by the board of directors as reasonably sufficient to provide such coverage, but not less than $650,000 (not including any additional tax gross-up payment as described in the following sentence). Nortek and Nortek Holdings are also required to make “gross-up” payments to these employees to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment. If it is determined that any payment or benefit provided by Nortek, Nortek Holdings or any of their predecessors to either of Messrs. Hall or Donnelly, under his respective amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of their respective amended and restated employment agreements, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, Nortek and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to the employee sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Upon consummation of the THL Transaction, a “split dollar” life insurance policy, with a cash surrender value of $539,426, held by Nortek was transferred to Mr. Hall. Also upon consummation of the THL Transaction, Mr. Hall received a lump-sum cash payment in the amount of $232,168 in respect of obligations by Nortek under a deferred compensation agreement.

Employment Agreement of Bryan L. Kelln

On May 23, 2005, Nortek entered into an employment agreement with Mr. Bryan L. Kelln. Under the terms of the agreement, Mr. Kelln will serve as Vice President-Operations of Nortek. The agreement provides that the basic annual salary for Mr. Kelln will be $400,000 per year, subject to annual review for increases. He is also eligible for an incentive bonus with a target level of one hundred percent of his base salary with a minimum guaranteed bonus of $175,000 for 2005. In addition, Mr. Kelln is entitled to receive other benefits generally available to executive personnel, including reimbursement of relocation costs, medical and dental plan participation, disability insurance, and a company car. Mr. Kelln also received 1,500 Class C-1 units and 3,000 Class C-2 units representing membership interests in Investors LLC. The C-1 units vest pro rata on a quarterly basis over three years. If the employment of Mr. Kelln is terminated by Nortek without cause in the first two years of his employment, he is entitled to receive severance pay in the amount of six months base salary.

Second Amended and Restated Change in Control Severance Benefit Plan

Nortek has a retention plan for certain of its key employees which provides that, in consideration of each covered individual agreeing not to voluntarily terminate his employment, if there is an attempted change of control, as that term is defined in the plan of Nortek, and, if, within the 24 month period following the change of control, the employment of the individual is terminated by Nortek for any reason or by the individual by reason of a material adverse change in the terms of employment as provided in the plan, the individual also will be entitled at the time of termination to severance pay for a period of 24 months following termination at an annual rate equal to his base annual salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three preceding calendar years, and to continued medical, life insurance and other benefits for the 24 month period (or a payment of an amount equal to the cost of providing these benefits). Messrs. Bready, Hall, Donnelly and Kelln are not currently participants under this plan. Edward J. Cooney, Nortek’s Vice President and Treasurer is currently among the participants under the plan.

Deferred Compensation Plan of Nortek Holdings

In connection with the THL Transaction, certain members of Nortek management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equals the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that were initially payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate of approximately $111,800,000 for all participants. In connection with the 2005 dividend as described in “Certain Relationships and Related Transactions — 2005 Dividend”, payments were made under the plan to certain of the named executive officers and directors, which reduced the maximum amounts of distributions for certain of the named executive officers and directors. The payments to the Company’s executive officers, directors and all other participants under the plan furthermore reduced the aggregate maximum amount payable under the plan to approximately $54,100,000 for all participants. As of March 3, 2006, the balances payable to certain named executive officers and directors are as follows: Mr. Bready, $37,773,786; Mr. Hall, $2,915,176; Mr. Donnelly, $1,787,140; Mr. Cooney, $738,477; Mr. Bloomberg, $260,317; Mr. Cianciolo, $173,546; and Mr. Hiley $477,556.

Compensation Committee Interlocks and Insider Participation

Mr. Bready and Mr. DiNovi are currently the members of the Company’s board’s Compensation Committee. The committee determines compensation of the Company’s executive officers other than Mr. Bready. Mr. Bready’s compensation is determined by the full board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Nortek is a wholly-owned direct subsidiary of Nortek Holdings. Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings, Inc. NTK Holdings, Inc. is a wholly-owned direct subsidiary of Investors LLC. The following table sets forth information regarding the beneficial ownership, as of March 3, 2006, of outstanding membership interests or units, of Investors LLC by: (i) each person or group known to the Company to own more than five percent of the Class B units of Investors LLC, (ii) each member of the management committee of Investors LLC (the composition of which is identical to the board of directors of the Company and the board of directors of Nortek Holdings) and each of the Company’s named executive officers and (iii) all members of the Investors LLC management committee and our executive officers as a group.

The outstanding membership interests of Investors LLC consist of 361,841.07 non-voting Class A units (not including “notional” Class A units allocated to members of the Company’s senior management), 473,595.10 voting Class B units and 68,995.16 non-voting Class C units. The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. The relative rights and preferences of the Class A units, Class B units and Class C units are described in “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”. A Securityholders Agreement governs the exercise of voting rights with respect to the Class B units of Investors LLC as described in “Certain Relationships and Related Transactions - Securityholders Agreement”. Unless otherwise noted, to the Company’s knowledge, each of the persons listed below has sole voting and investment power as to the units shown. Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

					Number of	Percentage
	Number of	Percentage of	Number of	Percentage of	Class C	of Class C
Name and Address	Class A Units	Class A Units	Class B Units	Class B Units	Units (1)	Units (2)

Principal Security Holders:
Thomas H. Lee Partners L.P. and affiliates (3)	360,800.02	76.18%	360,800.02	76.18%	---	---
Management Committee Members
and Named Executive Officers:
Jeffrey C. Bloomberg a	538.58	*	538.58	*	---	---
Richard L. Bready (4) a f	78,150.21	16.50%	78,150.21	16.50%	23,586.66	34.19%
Joseph M. Cianciolo (4) a	359.05	*	359.05	*	530.75	*
Edward J. Cooney (4) f	1,527.84	*	1,527.84	*	2,123.01	3.08%
Anthony J. DiNovi (3) a	---	---	---	---	---	---
Kevin W. Donnelly (4) f	3,697.42	*	3,697.42	*	2,830.68	4.10%
Almon C. Hall (4) f	6,031.21	1.27%	6,031.21	1.27%	4,246.02	6.15%
David V. Harkins (3) a	---	---	---	---	---	---
David B. Hiley (4) a	988.01	*	988.01	*	1,061.51	1.54%
Bryan L. Kelln f	---	---	---	---	4,500.00	6.52%
Kent R. Weldon (3) a	---	---	---	---	---	---
All management committee members and executive officers as a group (11 persons) (4)	91,292.32	19.28%	91,292.32	19.28%	38,878.63	56.35%

*	Less than 1%

a	Director

f	Named executive officer

(1)
Includes Class C-1 units that will vest within sixty (60) days after March 3, 2006 for each of the named individuals for the following amounts: Mr. Bready, 3,931.11; Mr. Cianciolo, 88.46; Mr. Cooney, 353.84; Mr. Donnelly, 471.78; Mr. Hall, 707.67; Mr. Hiley, 176.92; and Mr. Kelln 375.00. Includes Class C-1 units that have not vested and will not vest within sixty (60) days after March 3, 2006 for each of the named individuals for the following amounts: Mr. Bready, 3,931.11; Mr. Cianciolo, 88.46; Mr. Cooney, 353.84; Mr. Donnelly, 471.78; Mr. Hall, 707.67; Mr. Hiley, 176.92; and Mr. Kelln 1,125.00. Includes Class C-2 units that have not vested for each of the named individuals for the following amounts: Mr. Bready, 15,724.44; Mr. Cianciolo, 353.83; Mr. Cooney, 1,415.34; Mr. Donnelly, 1,887.12; Mr. Hall, 2,830.68; Mr. Hiley, 707.67; and Mr. Kelln 3,000.00. There are currently no outstanding vested Class C-2 units. See “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

(2)	Includes both vested an unvested Class C-1 units and Class C-2 units.

(3)
Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, Putnam Investments Employees’ Securities Company II, LLC, 1997 Thomas H. Lee Nominee Trust, and Thomas H. Lee Investors Limited Partnership. Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a managing director of Thomas H. Lee Partners, L.P. has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. David V. Harkins, Anthony J. DiNovi and Kent R. Weldon are managing directors of Thomas H. Lee Partners, L.P. Each of Messrs. Harkins, DiNovi and Weldon may be deemed to beneficially own member units of Investors LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P. and Thomas H. Lee Investors Limited Partnership. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, David V. Harkins and Kent R. Weldon is 100 Federal Street, Boston, MA 02110. Putnam Investments Holdings LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(4)
With respect to the “Number of Class A Units”, represents “notional” Class A units allocated to such persons pursuant to the 2004 Nortek Holdings, Inc. Deferred Compensation Plan. See “Executive Compensation - Deferred Compensation Plan of Nortek Holdings and “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.

Item 13. Certain Relationships and Related Transactions.

2005 Dividend

On February 18, 2005, NTK Holdings declared a cash dividend of $186,970,194.50 to NTK Holdings’ sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of $186,970,194.50 to the equity holders of Investors LLC in accordance with the terms of the LLC Agreement by and among Investors LLC and its members. The result was a cash payment to each Class A Unit holder of Investors LLC of $516.65 for each Class A Unit held by such unit holder. In addition, on February 18, 2005, NTK Holdings contributed $57,737,885.51 to Nortek Holdings for the purpose of making payments under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan. Payments under the plan were made to the Company’s named executive officers and directors as follows: Mr. Bready, $40,376,422; Mr. Hall, $3,116,034; Mr. Donnelly, $1,910,278; Mr. Cooney, $789,361; Mr. Cianciolo, $185,504; and Mr. Hiley, $510,457.

The THL Transaction

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the Stock Purchase Agreement among THL Buildco, THL Buildco Holdings and the stockholders of the former Nortek Holdings, dated July 15, 2004. Immediately upon the completion of this acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation, and the former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (referred to in this Form 10-K filing as “Nortek Holdings”). Nortek Holdings is a wholly-owned subsidiary of NTK Holdings, which is a wholly-owned subsidiary of Investors LLC. In connection with this acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings and received equity interests in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings. See “Executive Compensation - Deferred Compensation Plan of Nortek Holdings”.

Limited Liability Company Agreement of Investors LLC

Upon the consummation of the THL Transaction, the holders of units in Investors LLC entered into a limited liability company agreement. In February 2005 the limited liability company agreement was amended to reflect the formation of NTK Holdings. The limited liability company agreement of Investors LLC authorizes Investors LLC to issue three classes of limited liability company interests designated as Class A units, Class B units and Class C units.

A management committee elected by holders of the Class B units of Investors LLC has the exclusive authority to manage and control the business and affairs of Investors LLC. The management committee’s size and composition is determined in accordance with the provisions of a Securityholders Agreement, which states that the management committee initially will consist of six managers. See “Securityholders Agreement”.

All distributions of property by Investors LLC are made first to the holders of Class A units and Class B units until such holders receive a return of all their invested capital in respect of their units, second, to the holders of Class C units until such holders receive any amounts from any prior distribution that they would have received in such prior distribution with respect to Class C units that have vested since the time of such prior distribution had such Class C units been vested at the time of such prior distribution; and thereafter to the holders of Class B units and Class C units (to the extent the Class C units are vested at the time of such distribution, as discussed below) proportionately based on the number of Class B units and vested Class C units held by such holders.

The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. One-third of the total number of Class C units is designated as time-vesting units and two-thirds of the total number of Class C units is designated as performance-vesting units. The Class C units are issued to officers, directors, employees and consultants of Nortek Holdings and its subsidiaries as determined by the management committee of Investors LLC.

The Class C-1 time-vesting units vest over a three-year period on a quarterly basis in equal amounts. The vesting of the Class C-1 time-vesting units will be accelerated and such units will become fully vested if:

•	Investors LLC has sold 90% of the capital stock of NTK Holdings held by it in exchange for cash or marketable securities, or
•
following an initial public offering of equity securities of Investors LLC or its subsidiaries, Investors LLC has distributed 90% of the capital stock of NTK Holdings to the unit holders of Investors LLC and the unit holders of Investors LLC that are affiliated with Thomas H. Lee Equity Fund V, L.P. have distributed such shares of capital stock to their limited partners or members.

In addition, the Class C-1 time-vesting units will become fully vested upon a liquidity event that results in the Class C-2 performance-vesting units becoming fully vested. The Class C-2 performance-vesting units will vest only in connection with certain liquidity events and only upon and to the extent of satisfaction in connection with such liquidity events of minimum internal rate of return (at least 17%) and multiple of investment hurdles (ranging between 2 and 4 times the original investment) relating to the Class A and Class B units held by Thomas H. Lee Equity Fund V, L.P. and its affiliates. Unvested Class C units will be subject to forfeiture in the event of termination of the employment or engagement of the holder of such Class C units.

In addition, as described under “Executive Compensation - Deferred Compensation Plan of Nortek Holdings” as distributions are made to holders of Class A units, management participants in Nortek Holdings’ new deferred compensation plan will be entitled to receive from Nortek Holdings corresponding amounts in respect of the notional Class A units credited to their deferred compensation accounts.

Securityholders Agreement

Upon the consummation of the THL Transaction, Investors LLC and the holders of its Class A, Class B and Class C units entered into a securityholders agreement. In February 2005 NTK Holdings became a party to the securityholders agreement.

Under the securityholders agreement, the management committee of Investors LLC will consist of not less than five and not more than eleven managers, as from time to time determined by Thomas H. Lee Equity Fund V, L.P. and its affiliates. The management committee initially will consist of six managers. Under the terms of the securityholders agreement, for so long as Richard L. Bready is the holder of five percent or more of the outstanding Class B Units and Class C Units of Investors LLC or the fully diluted equity of any successor entity, Mr. Bready will be entitled to designate two managers to serve on the management committee and certain transactions between Investors LLC, NTK Holdings, Nortek Holdings, Nortek or its subsidiaries, on the one hand, and Thomas H. Lee Fund V, L.P. and its affiliates, on the other hand, will require the approval of Mr. Bready or a majority of the independent managers of the management committee, if any, of Investors LLC. This securityholders agreement also governs the election of directors to the boards of directors of NTK Holdings, Nortek Holdings and Nortek and requires that such boards be identical to the management committee of Investors LLC.

Under the securityholders agreement, transfers of equity securities of Investors LLC by securityholders are permitted only to specified types of related parties who agree to sign the securityholders agreement.

The securityholders agreement provides for customary tag-along rights, drag along rights and registration rights which would apply to shares of capital stock of NTK Holdings that are distributed to the holders of Investors LLC membership units in the event of any dissolution of Investors LLC or to shares of any corporate entity succeeding to Investors LLC upon its conversion to a corporation.

Under the securityholders agreement, Thomas H. Lee Equity Fund V, L.P. and its affiliates and any members of Nortek’s management that hold at least 5% of the fully diluted equity of Investors LLC will be granted the right to participate in any future equity financings by Investors LLC, subject to customary exceptions, in an amount necessary to maintain the investor’s fully diluted ownership interest in Investors LLC or any successor company.

Transaction Fee; Management Agreement with Affiliate of Thomas H. Lee Partners, L.P.

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., pursuant to which THL Managers V, LLC provides certain financial and strategic advisory and consultancy services. In February 2005, the management agreement was amended to reflect the formation of NTK Holdings. The Company is obligated to pay to THL Managers V, LLC or a designee thereof an annual management fee equal to the greater of:

•	$2,000,000 per annum, or
•	an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries, before deduction for such fee.

Such annual management fee is payable semi-annually in advance on the first business date of each January and July. Under the management agreement, the Company is obligated to pay all costs and expenses incurred by THL Managers V, LLC and its affiliates in connection with the provision of future services under the management agreement. Nortek expensed approximately $2,154,000 for the year ended December 31, 2005 related to this management agreement in the Consolidated Statement of Operations included elsewhere herein.

Under the management agreement Nortek has also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by THL Managers V, LLC of the services pursuant to the management agreement.

The management agreement became effective upon the closing of the THL Transaction and will continue in effect until terminated by THL Managers V, LLC. Upon any termination in connection with an initial public offering of equity securities of Nortek, Nortek Holdings or NTK Holdings, Nortek will be required to pay to THL Managers V, LLC a lump-sum termination fee equal to the net present value of all annual management fees that would have otherwise been payable under the management agreement during the seven years following the date of such termination.

Fees Paid to Consultant

David B. Hiley, one of the Company’s directors, retired as a consultant to the Company on January 1, 2005 and received a payment of $1,000,000 on January 3, 2005 in connection with such retirement under the terms of his consultant agreement. So long as Mr. Hiley continues as a director of the Company and Nortek following such retirement he will be entitled to receive compensation payable to non-management directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed $2,426,746 and $2,988,955 for audit services for the years ended December 31, 2005 and 2004, respectively. Audit fees for the year ended December 31, 2005 and 2004 include fees for the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed during 2005 and 2004, professional services rendered in connection with the Company’s statutory audits and fees for professional services rendered in connection with the Company’s debt offerings.

Audit-Related Fees

The Company was billed $182,500 and $337,000 for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during the year ended December 31, 2005 and 2004, respectively. Audit-related fees billed during 2005 and 2004 include fees for the audits of the Company’s employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project.

Tax Fees

The Company was billed $305,600 and $789,000 for professional services rendered by the Company’s accountants for tax compliance, tax advice and tax planning during the years ended December 31, 2005 and 2004, respectively.

All Other Fees

The Company was billed $7,200 and $11,000 for other services by the Company’s accountants during the years ended December 31, 2005 and 2004, respectively. Other services billed in 2005 and 2004 relate to the Company’s subscription to Ernst & Young’s accounting information database.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements
Consolidated Statement of Operations for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003

Consolidated Balance Sheet as of December 31, 2005 and 2004

Consolidated Statement of Cash Flows for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003

Consolidated Statement of Stockholder’s Investment for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule I Consolidated Parent Company Financial Statements

Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are not required or are included in the consolidated financial statements.

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2006.

NTK HOLDINGS, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 9, 2006

/s/ Richard L. Bready	/s/ Joseph M. Cianciolo
Richard L. Bready	Joseph M. Cianciolo
Chairman, President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Anthony J. DiNovi
Almon C. Hall	Anthony J. DiNovi
Vice President and Chief Financial Officer	Director

/s/ David V. Harkins
David V. Harkins
Director

/s/ David B. Hiley
David B. Hiley
Director

/s/ Kent R. Weldon
Kent R. Weldon
Director

/s/ Jeffrey C. Bloomberg
Jeffrey C. Bloomberg
Director

Consolidated Statement of Operations

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net Sales	$1,959,224	$560,978	$1,117,860	$1,480,556	$24,751

Costs and Expenses:
Cost of products sold	1,361,427	409,052	792,759	1,053,994	18,497
Selling, general and administrative expense	342,616	101,466	199,943	258,113	4,960
Amortization of intangible assets	18,321	8,398	8,869	9,055	64
Expenses and charges arising from the Acquisition	---	---	83,700	---	---
Expenses and charges arising from the Recapitalization	---	---	---	---	83,000
	1,722,364	518,916	1,085,271	1,321,162	106,521
Operating earnings (loss)	236,860	42,062	32,589	159,394	(81,770)
Interest expense	(138,578)	(42,487)	(56,073)	(57,376)	(1,049)
Loss from debt retirement	---	---	(130,736)	---	---
Investment income	1,818	325	1,520	1,482	119
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	100,100	(100)	(152,700)	103,500	(82,700)
Provision (benefit) for income taxes	43,200	3,500	(41,400)	41,400	(21,800)
Earnings (loss) from continuing operations	56,900	(3,600)	(111,300)	62,100	(60,900)
(Loss) earnings from discontinued operations	---	(500)	67,400	12,100	(1,000)
Net earnings (loss)	$56,900	$(4,100)	$(43,900)	$74,200	$(61,900)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
(Dollar amounts in thousands, except share data)

	December 31,	December 31,
	2005	2004
Assets
Current Assets:
Unrestricted cash and cash equivalents	$77,175	$94,955
Accounts receivable, less allowances of $6,582 and $5,467	272,191	225,706
Inventories:
Raw materials	75,159	72,166
Work in process	21,400	24,249
Finished goods	145,753	109,134
	242,312	205,549

Prepaid expenses	10,510	8,596
Other current assets	26,329	26,126
Prepaid income taxes	20,955	32,745
Total current assets	649,472	593,677

Property and Equipment, at Cost:
Land	8,784	8,683
Buildings and improvements	84,310	75,476
Machinery and equipment	141,112	124,644
	234,206	208,803
Less accumulated depreciation	28,717	7,713
Total property and equipment, net	205,489	201,090

Other Assets:
Goodwill	1,381,350	1,295,105
Intangible assets, less accumulated amortization of $27,328 and $8,436	114,474	110,715
Deferred tax benefit	---	2,488
Deferred debt expense	42,098	41,741
Restricted investments and marketable securities	4,015	8,605
Other assets	7,711	11,154
	1,549,648	1,469,808
	$2,404,609	$2,264,575
Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$4,915	$5,364
Current maturities of long-term debt	14,786	14,414
Accounts payable	159,015	137,343
Accrued expenses and taxes, net	187,183	220,784
Total current liabilities	365,899	377,905

Other Liabilities:
Deferred income taxes	4,119	---
Other	215,388	214,672
	219,507	214,672

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,628,677	1,350,210

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2005 and 2004	---	---
Additional paid-in capital	130,181	316,823
Retained earnings (accumulated deficit)	52,800	(4,100)
Accumulated other comprehensive income	7,545	9,065
Total stockholder's investment	190,526	321,788
Total Liabilities and Stockholder's Investment:	$2,404,609	$2,264,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows	For the Periods
			(Revised, See Note 1)
	Post-Acquisition		Pre-Acquisition		Pre-Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)
Cash Flows from operating activities:
Earnings (loss) from continuing operations	$56,900	$(3,600)	$(111,300)	$62,100	$(60,900)
(Loss) earnings from discontinued operations	---	(500)	67,400	12,100	(1,000)
Net earnings (loss)	56,900	(4,100)	(43,900)	74,200	(61,900)
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	45,869	22,528	25,823	31,807	645
Non-cash interest expense, net	29,913	4,096	24,671	6,352	125
Effect of the Acquisition, net	---	---	38,423	---	---
Effect of the Recapitalization, net	---	---	---	---	62,397
Non-cash stock-based compensation	324	108	48,561	2,071	---
Gain on sale of property and equipment	(1,549)	---	---	---	---
Loss from debt retirement	---	---	130,736	---	---
Gain on the sale of discontinued operations	---	---	(125,200)	---	---
Deferred federal income tax provision (benefit) from continuing operations	25,300	1,000	(46,900)	(4,800)	5,900
Operating cash flows from discontinued operations	---	---	532	20,049	334
Deferred federal income tax provision (benefit)
from discontinued operations	---	---	(18,500)	500	---
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(37,322)	26,911	(26,921)	(18,386)	4,298
Inventories	(24,290)	1,556	(34,337)	(499)	(4,457)
Prepaids and other current assets	(5,153)	6,164	(14,363)	(2,152)	268
Accounts payable	20,671	(34,112)	52,669	(6,111)	(777)
Accrued expenses and taxes	11,696	42,149	22,774	60,664	(19,816)
Long-term deferred compensation	(57,737)	---	---	---	---
Long-term assets, liabilities and other, net	6,099	(10,095)	835	(9,125)	5,837
Changes in assets and liabilities of discontinued operations	---	---	135	(8,328)	1,794
Total adjustments to net earnings (loss)	13,821	60,305	78,938	72,042	56,548
Net cash provided by (used in) operating activities	$70,721	$56,205	$35,038	$146,242	$(5,352)

Cash Flows from investing activities:
Capital expenditures	$(28,890)	$(13,476)	$(11,848)	$(17,099)	$(207)
Net cash paid for businesses acquired	(117,200)	(15,500)	(16,500)	(76,016)	---
Purchase of outstanding equity shares of the former Nortek
Holdings by Thomas H. Lee Partners, L.P. and affiliates	---	(706,189)	---	---	---
Payment of Acquisition fees and expenses	---	(47,500)	---	---	---
Redemption of publicly held shares in connection with
the Recapitalization	---	---	---	(469,655)	---
Payment of fees and expenses in connection with the Recapitalization	---	---	---	(27,900)	---
Purchase of investments and marketable securities	---	---	(5,000)	(30,015)	---
Proceeds from the sale of investments and marketable securities	---	---	5,000	30,015	---
Investing cash flows of discontinued operations	---	---	1,756	(6,848)	(316)
Proceeds from the sale of discontinued businesses	---	---	526,000	---	---
Proceeds from the sale of property and equipment	10,750	7,805	324	557	---
Change in restricted cash and investments	(186)	(202)	(103)	1,028	(49)
Other, net	(2,185)	(294)	(615)	(1,220)	117
Net cash (used in) provided by investing activities	$(137,711)	$(775,356)	$499,014	$(597,153)	$(455)

Cash Flows from financing activities:
Change in borrowings, net	$(8,324)	$920	$(5,370)	$2,658	$(1,313)
Sale of the 10 3/4% Senior Discount Notes	244,708	---	---	---	---
Dividend to THL-Nortek Investors, LLC	(186,970)	---	---	---	---
Sale of 10% Senior Discount Notes due 2011, net of fees	---	---	---	339,522	---
Sale of Floating Rate Notes	---	---	196,000	---	---
Redemption of notes	---	(919,300)	(716,700)	---	---
Issuance of Preferred and Common stock in connection with
the Recapitalization	---	---	---	359,185	---
Dividend to Preferred and Common stock holders	---	---	---	(298,474)	---
Cash distributions to stock option holders	---	---	---	(41,600)	---
Issuance of 32,608 shares of Class A common stock	---	---	---	1,500	---
Net proceeds from the sale of 8 1/2% Notes	---	600,873	---	---	---
Net proceeds from borrowings under the Senior Secured Credit Facility	---	680,823	---	---	---
Equity investment by Thomas H. Lee Partners L. P. and affilitates	---	361,841	---	---	---
Settlement of stock options	---	(113,032)	---	---	---
Financing cash flows of discontinued operations	---	---	(97)	(1,367)	(45)
Other, net	(204)	31	(55)	7	(4,039)
Net cash (used in) provided by financing activities	49,210	612,156	(526,222)	361,431	(5,397)
Net (decrease) increase in unrestricted cash and cash equivalents	(17,780)	(106,995)	7,830	(89,480)	(11,204)
Unrestricted cash and cash equivalents at the beginning of the period	94,955	201,950	194,120	283,600	294,804
Unrestricted cash and cash equivalents at the end of the period	$77,175	$94,955	$201,950	$194,120	$283,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2003 to January 9, 2003
(Dollar amounts in thousands)

							Accumulated
	Series B	Class A		Special	Additional		Other	Compre-
	Preference	Common	Common	Common	Paid-in	Retained	Comprehensive	hensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2002	$ ---	$ ---	$10,503	$501	$108,617	$255,366	$(57,482)	$ ---
Net loss	---	---	---	---	---	(61,900)	---	(61,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	---	---	1,096	1,096
Minimum pension liability, net of tax of $9,906	---	---	---	---	---	---	18,398	18,398
Comprehensive loss								$(42,406)
Settlement of stock options held by
employees, net of taxes of $1,710	---	---	---	---	(3,000)	---	---
Subtotal	---	---	10,503	501	105,617	193,466	(37,988)
Effect of the Recapitalization	8,130	365	(10,503)	(501)	328,857	(193,466)	37,988
Balance, January 9, 2003	$8,130	$365	$ ---	$ ---	$434,474	$ ---	$ ---

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 10, 2003 to December 31, 2003
(Dollar amounts in thousands)

						Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid-in	Retained		Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings		Income (Loss)	Income (Loss)

Balance, January 9, 2003	$8,130	$365	$434,474	$	---	$ ---	$ ---
Net income	---	---	---		74,200	---	74,200
Other comprehensive income (loss):
Currency translation adjustment	---	---	---		---	19,501	19,501
Minimum pension liability, net of tax of $35	---	---	---		---	(64)	(64)
Comprehensive income							$93,637
Issuance of 32,608 shares of Class A Common Stock	---	32	1,468		---	---
Dividend to common and preferred stockholders	---	---	(224,274)		(74,200)	---
Cash distribution to stock option holders	---	---	(41,600)		---	---
Stock-based compensation	---	---	2,179		---	---
Other, net	---	---	(3)		---	---
Balance, December 31, 2003	$8,130	$397	$172,244	$	---	$19,437

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2004 to August 27, 2004
(Dollar amounts in thousands)

						Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid-in	Accumulated		Comprehensive	Comprehensive
	Stock	Stock	Capital	Deficit		Income (Loss)	Income (Loss)

Balance, December 31, 2003	$8,130	$397	$172,244	$	---	$19,437	$ ---
Net loss	---	---	---		(43,900)	---	(43,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---		---	(3,958)	(3,958)
Unrealized appreciation in the fair value
of marketable securities	---	---	---		---	21	21
Minimum pension liability, net of tax of $10	---	---	---		---	18	18
Comprehensive loss							$(47,819)
Stock-based compensation	---	---	5,242		---	---
Settlement and cancellation of stock options,
net of taxes of $19,131	---	---	(43,035)		---	---
Subtotal	8,130	397	134,451		(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	179,986		43,900	(15,518)
Balance, August 27, 2004	$ ---	$ ---	$314,437	$	---	$ ---

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from August 28, 2004 to December 31, 2004
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, August 28, 2004	$314,437	$ ---	$ ---	$ ---
Net loss	---	(4,100)	---	(4,100)
Other comprehensive income (loss):
Currency translation adjustment	---	---	9,495	9,495
Unrealized decline in the fair value of marketable securities	---	---	(20)	(20)
Minimum pension liability, net of tax of $221	---	---	(410)	(410)
Comprehensive income				$4,965
Stock-based compensation	108	---	---
Effect of the Acquisition	2,278	---	---
Balance, December 31, 2004	$316,823	$(4,100)	$9,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2005 to December 31, 2005
(Dollar amounts in thousands)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$316,823	$(4,100)	$9,065	$ ---
Net earnings	---	56,900	---	56,900
Other comprehensive income (loss):
Currency translation adjustment	---	---	(1,659)	(1,659)
Minimum pension liability, net of tax of $75	---	---	145	145
Unrealized decline in the fair value of marketable securities	---	---	(6)	(6)
Comprehensive income				$55,380
Dividend to THL-Nortek Investors, LLC	(186,966)	---	---
Stock-based compensation	324	---	---
Balance, December 31, 2005	$130,181	$52,800	$7,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NTK Holdings, Inc. (the “Company” or “NTK Holdings”) is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”). NTK Holdings became the parent company of Nortek Holdings on February 10, 2005 (see Note 7).

The consolidated periods included herein for periods prior to January 9, 2003 (“Pre-Recapitalization”) reflect the financial position, results of operations and cash flows of Nortek, Inc. (“Nortek”) and all of its wholly-owned subsidiaries and periods subsequent to January 9, 2003 and prior to August 28, 2004 (“Pre-Acquisition”) reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company). Subsequent to August 27, 2004 and prior to February 10, 2005, the consolidated financial statements included herein reflect the financial position, results of operations and cash flows of Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers noted below in connection with the THL Transaction) and the periods subsequent to February 9, 2005 reflect the financial position, results of operations and cash flows of NTK Holdings and all of its wholly-owned subsidiaries (combined the “Post Acquisition” periods).

The Company is a diversified manufacturer of residential and commercial building products, operating within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. Through these reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its continuing wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations (see Note 10), which in prior periods were reported on a combined basis as a single amount.

Accounting Policies and Use of Estimates

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2005 approximately $4,015,000 of cash and cash equivalents (all of which is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements. At December 31, 2004 approximately $8,605,000 of cash and cash equivalents (all of which is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements (see Notes 6 and 8).

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents --
The carrying amount approximates fair value because of the short maturity of those instruments.

Investments --
The fair value of investments is based on quoted market prices. The fair value of investments was not materially different from their cost basis at December 31, 2005 or 2004.

Long-Term Debt --
At December 31, 2005 and December 31, 2004, the fair value of long-term indebtedness was approximately $41,400,000 lower and $29,100,000 higher, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized premium, based on market quotations (see Note 6).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2005 and 2004, approximately $121,031,000 and $110,637,000 of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $2,875,000 and $3,455,000 lower at December 31, 2005 and 2004, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Purchase price allocated to the fair value of inventory is amortized over the estimated period in which the inventory will be sold.

Depreciation and Amortization

Depreciation and amortization of property and equipment, including capital leases, is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

Buildings and improvements	10-35 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Goodwill and Intangible Assets

The Company accounts for acquired goodwill and intangible assets in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141 (see Notes 2 and 3).

Under SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. The Company has evaluated the carrying value of reporting unit goodwill and determined that no impairment existed at either the date of the Acquisition or at its annual evaluation dates as of the first day of the fourth quarter. The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in FASB 142 for determining reporting units (see Note 11).

In accordance with SFAS No. 144, the Company has evaluated the realizability of non indefinite-lived and non-goodwill long-lived assets, which primarily consist of property and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”), whenever impairment indicators are present, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of assets including SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation. Based on its most recent analysis, the Company believes that no material impairment of SFAS No. 144 Long-Lived Assets exists at December 31, 2005.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2002	$285,131	$266,031	$551,162
Impact of foreign currency translation	269	74	343
Balance as of January 9, 2003	285,400	266,105	551,505
Impact of Recapitalization	350,807	(40,567)	310,240
Acquisitions during the period from January 10, 2003 to December 31, 2003	46,248	---	46,248
Purchase accounting adjustments	(11,979)	(4,195)	(16,174)
Impact of foreign currency translation	5,370	851	6,221
Balance as of December 31, 2003	675,846	222,194	898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004	6,841	---	6,841
Dispositions	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance as of August 27, 2004	679,459	---	679,459
Effect of the Acquisition	607,053	---	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	8,805	---	8,805
Purchase accounting adjustments	(2,005)	---	(2,005)
Impact of foreign currency translation	1,793	---	1,793
Balance as of December 31, 2004	1,295,105	---	1,295,105
Acquisitions during the year ended December 31, 2005	91,881	---	91,881
Purchase accounting adjustments	(4,831)	---	(4,831)
Impact of foreign currency translation	(805)	---	(805)
Balance as of December 31, 2005	$1,381,350	$ ---	$1,381,350

Goodwill associated with the Acquisition and Recapitalization (see Note 2) will not be deductible for income tax purposes. Approximately $56,100,000, $6,800,000 and $23,100,000 of goodwill associated with certain companies acquired during the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 10, 2003 to December 31, 2003, respectively, (see Note 3) will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. See Note 11 for a rollforward of the activity in goodwill by reporting segment for the years ended December 31, 2005 and 2004.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements. Patents, trademarks and non-compete agreements are amortized on a straight-line basis, while customer relationships are amortized on an accelerated basis based upon the estimated consumption of the economic benefits of the customer relationship. Amortization of intangible assets charged to operations amounted to approximately $18,321,000, $8,398,000, $8,869,000, $9,055,000 and $64,000 for the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003, respectively. The table that follows presents the major components of intangible assets as of December 31, 2005 and 2004:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Intangible	Remaining
	Amount	Amortization	Assets	Useful Lives
	(Amounts in thousands except for Useful Lives)

December 31, 2005:
Trademarks	$72,533	$(6,311)	$66,222	14.9
Patents	22,615	(1,962)	20,653	14.8
Customer relationships	34,183	(15,785)	18,398	2.7
Others	12,471	(3,270)	9,201	3.7
	$141,802	$(27,328)	$114,474	6.6

December 31, 2004:
Trademarks	$62,114	$(1,145)	$60,969	15.0
Patents	21,423	(723)	20,700	14.7
Customer relationships	29,124	(6,046)	23,078	4.4
Others	6,490	(522)	5,968	3.8
	$119,151	$(8,436)	$110,715	8.6

As of December 31, 2005, the estimated annual intangible asset amortization expense for each of the years presented aggregates approximately $114,474,000 as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in thousands)
(Unaudited)
2006	$15,800
2007	12,900
2008	10,600
2009	8,500
2010	7,000
2011 and thereafter	59,674

Pensions and Post Retirement Health Benefits

The Company accounts for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 and SFAS No. 106 require the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment (see Note 8).

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 5).

Interest Allocation to Dispositions

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

The Company recorded stock-based compensation charges in continuing operations of approximately $300,000 for the year ended December 31, 2005 in accordance with SFAS No. 123. In the period from August 28, 2004 to December 31, 2004, the Company recorded stock-based compensation charges in continuing operations of approximately $100,000 related to the C-1 Units described below received by certain employees and consultants of the Company in connection with the THL Transaction (see Note 2) and in the period from January 1, 2004 to August 27, 2004, recorded stock-based compensation charges in continuing operations of approximately $48,500,000 related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding stock options due to the change in control of the Company as a result of the Acquisition. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented and a portion has been recorded in Unallocated (see Note 11). In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $6,400,000 for the period from January 1, 2004 to August 27, 2004 relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note 10) due to the change of control of the Company as a result of the Acquisition.

In connection with the THL Transaction on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock options. During the second quarter of 2005, approximately 1,500 C-1 units and approximately 3,000 C-2 units were granted to one of the Company’s officers. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 9,065 and 1,758 were vested at December 31, 2005 and 2004, respectively. The total stock-based employee compensation charge associated with the C-1 units is approximately $1,000,000, which is being amortized pro rata over the three-year vesting period. Approximately $570,000 remains to be amortized at December 31, 2005. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of December 31, 2005, there was approximately $1,600,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

All outstanding stock options at August 27, 2004 were fully vested in connection with the THL Transaction and were either sold or surrendered for cancellation as part of the THL Transaction (see Note 2). The following tables summarize the Company’s common and special common stock option transactions for stock options issued prior to the Acquisition and reflects both stock options issued prior to the Recapitalization and Class A stock options issued subsequent to the Recapitalization, including options held by the Management Investors that were exchanged in connection with the Recapitalization. Options issued prior to the Nortek Holdings Reorganization on November 20, 2002 for the common and special common stock of the Company were converted to options to purchase the common and special common stock of Nortek Holdings in connection with the Nortek Holdings Reorganization (see Notes 2 and 7).

Stock Options Issued:

			Weighted
			Average
	Number	Option Price	Exercise
	of Shares	Per Share	Price
Options outstanding at December 31, 2002	2,085,546	$8.75 - $44.16	$23.69
Exercised and tendered in connection with the Recapitalization	(217,226)	20.25 - 44.16	24.81
Options canceled and exchanged for new Class A stock options in connection with the Recapitalization on January 9, 2003	1,868,320	$8.75 - $33.06	$23.56
Granted	443,266	46.00 - 46.00	46.00
Canceled	(2,333)	46.00 - 46.00	46.00
Options outstanding at December 31, 2003	2,309,253	$10.50 - $11.00	$10.62
Options cancelled in connection with the sale of Ply Gem	(74,667)	10.50 - 11.00	10.70
Options sold or surrendered in connection with the THL Transaction	(2,234,586)	$10.50 - $11.00	$10.59
Options outstanding at August 27, 2004	---

The above table does not include 846,534 of Class B common stock options issued by the former Nortek Holdings, of which 841,867 were outstanding at December 31, 2003 and August 27, 2004, as 4,667 of Class B common stock options were cancelled during fiscal 2003. The Class B stock options fully vested in connection with the THL Transaction and were included in the amounts either sold or surrendered for cancellation as part of the THL Transaction (see Note 2).

As defined under the then existing stock option plans, all options became fully vested upon the completion of the Recapitalization on January 9, 2003. Options to purchase 217,226 shares of common stock of Nortek Holdings were exercised and tendered in connection with the Recapitalization for a cash settlement of approximately $4,700,000. This charge of approximately $3,000,000, net of tax, was reflected as an equity adjustment to additional paid in capital in the accompanying consolidated statement of stockholder’s investment for the period from January 1, 2003 to January 9, 2003. Options to purchase 1,868,320 shares of common stock and special common stock of Nortek Holdings, that were rolled-over by the Management Investors, were exchanged for fully vested stock options to purchase an equal number of shares of Class A Common Stock of Nortek Holdings at the same price per share (the “Rollover Options”).

In connection with a shareholder distribution made by Nortek Holdings in November 2003, option holders of the Rollover Options received a cash distribution of approximately $41,600,000 (see Note 7), which was treated as a charge to additional paid-in capital in the accompanying consolidated statement of stockholder’s investment in accordance with the provisions of SFAS No. 123. The distribution to each individual option holder was equal to the number of shares held multiplied by the lesser of (i) $35 per share or (ii) $46 per share minus the amount per share the exercise price was reduced. In conjunction with this shareholder distribution, Nortek Holdings adjusted the exercise price of all of the Rollover Options to equal $10.50 per share and all of the other Class A stock options to equal $11.00 per share, which has been reflected in the above table.

In addition, in the fourth quarter of 2003, the Company recorded a $600,000 compensation based charge related to the sale of certain capital stock.

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. There were no stock options granted during the period from January 1, 2004 to August 27, 2004 or during the period from January 1, 2003 to January 9, 2003. The following table summarizes the weighted-average assumptions for the periods presented during which options were issued. The weighted-average assumptions for options granted subsequent to January 1, 2003 were used to calculate the stock-based employee compensation charge of approximately $1,400,000 for the period from January 10, 2003 to December 31, 2003. As Nortek Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted average assumptions related to earnings from continuing operations exclude options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

For the Pre-Acquisition
Period January 10, 2003 -
December 31, 2003
Assumption for Earnings from Continuing Operations:
Risk-free interest rate	Between 2.60% and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of option granted	$8.03

Assumptions for Net Earnings:
Risk-free interest rate	Between 2.60% and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of option granted	$7.93

Pro forma information for the period from January 1, 2003 to January 9, 2003 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested options in connection with the Recapitalization. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 include a volatility assumption as Nortek Holdings and, prior to the Nortek Holdings Reorganization, the Company’s common stock was publicly traded as of the end of this period. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no options were issued. The pro forma amounts with respect to loss from continuing operations exclude the pro forma impact of options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

For the
Pre-Recapitalization
Period Jan. 1, 2003 -
Jan. 9, 2003

Loss from continuing operations, as reported	$(60,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(500)
Pro forma loss from continuing operations	$(61,400)

Net loss, as reported	$(61,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(600)
Pro forma net loss	$(62,500)

Pro forma information is not required under SFAS No. 148 for the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003 as the consolidated statement of operations for those periods includes the actual stock-based employee compensation for stock options required under SFAS No. 123 for those periods.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). The accounting for share-based payments under SFAS No. 123R is similar to the approach described in SFAS No. 123. The provisions of SFAS No. 123R will be effective for the Company beginning after January 1, 2006.

Under SFAS No. 123R, the Company plans on adopting the modified-prospective transition method of accounting for stock-based compensation. Under the prospective transition method, the Company would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Under the modified-prospective transition method, prior periods would not be restated.

The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position or results of operations.

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 9).

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 1.9%, 1.7% and 1.5% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholder’s investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Income (Loss)
	(Amounts in thousands)

Balance December 31, 2002	$(11,245)	$(378)	$(45,859)	$(57,482)
Change during the period	1,096	---	18,398	19,494
Balance January 9, 2003	(10,149)	(378)	(27,461)	(37,988)
Effect of the Recapitalization	10,149	378	27,461	37,988
Change during the period	19,501	---	(64)	19,437
Balance December 31, 2003	19,501	---	(64)	19,437
Change during the period	(3,958)	21	18	(3,919)
Balance August 27, 2004	15,543	21	(46)	15,518
Effect of the Acquisition	(15,543)	(21)	46	(15,518)
Change during the period	9,495	(20)	(410)	9,065
Balance December 31, 2004	9,495	(20)	(410)	9,065
Change during the period	(1,659)	(6)	145	(1,520)
Balance December 31, 2005	$7,836	$(26)	$(265)	$7,545

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholder’s investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the periods presented.

2.  THE ACQUISITION AND RECAPITALIZATION TRANSACTIONS

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

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to a stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc. (“NTK Holdings”), which is wholly-owned by Investors LLC, a Delaware limited liability company. In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings, a Delaware corporation formed in 2002, with the former Nortek Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of the former Nortek Holdings (the “Holdings Reorganization”). On January 9, 2003, the former Nortek Holdings completed the Recapitalization, which resulted in the acquisition of the former Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management. As a result, of the Recapitalization, the Company’s shares of capital stock were no longer publicly traded.

The sections below describe more fully the Acquisition and Recapitalization transactions of Nortek and the related pro-forma effect such transactions would have had on the consolidated financial statements of the Company.

The Acquisition

On August 27, 2004, the sole stockholder of Nortek, the former Nortek Holdings adopted and approved, by unanimous written consent in lieu of special meeting, the Agreement and plan of Merger between the former Nortek Holdings and Nortek, which provided for the merger of the former Nortek Holdings with and into Nortek.

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

As noted above, in connection with the THL Transaction, members of the Company’s management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equals the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan will track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that are payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate of approximately $111,800,000 for all participants.

Nortek Holdings recorded approximately $93,000,000 at August 27, 2004 in other long-term liabilities related to its deferred compensation plan. At December 31, 2005, other long-term liabilities include approximately $49,019,000 related to the deferred compensation plan and at December 31, 2004 approximately $95,164,000 (of which approximately $49,200,000 is recorded in accrued expenses and taxes, net and approximately $45,964,000 is recorded in other long-term liabilities) was recorded in the accompanying consolidated balance sheet relating to the deferred compensation plan. On February 18, 2005, Nortek Holdings made a distribution to the participants of its deferred compensation plan in the amount of approximately $57,700,000 (see Notes 6 and 7).

In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At December 31, 2005 the deferred tax benefit was approximately $17,460,000 (all of which is recorded as a long-term asset) and at December 31, 2004 the deferred tax benefit was approximately $33,308,000 (of which approximately $17,220,000 and $16,088,000 is recorded as a current and long-term asset, respectively).

Upon consummation of the Acquisition the outstanding principal balance, and accrued interest thereon, totaling approximately $900,000 on a loan to one of the Company’s officers was forgiven, certain “split dollar” life insurance policies with an aggregate cash value of approximately $9,300,000 were transferred to two of the Company’s officers and approximately $900,000 was paid to such officers in settlement of a deferred compensation plan. As a result, Nortek recorded an approximate $10,200,000 charge to operations on August 27, 2004 (see Note 14).

The total amount of transaction fees and related costs incurred by Nortek and THL Buildco associated with the Acquisition was approximately $56,500,000, including approximately $25,000,000 of advisory and financing fees and expenses paid to Thomas H. Lee Partners L.P. Approximately $26,000,000 of these fees and expenses were recorded by Nortek in “expenses and charges arising from the Acquisition”, since they were obligations of Nortek prior to the Acquisition, approximately $21,500,000 was recorded as purchase price for the Acquisition (see Note 14) and the balance of $9,000,000 was recorded as deferred financing costs.

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., pursuant to which THL Managers V, LLC provides certain financial and strategic advisory and consultancy services. Under this management agreement, the Company is obligated to pay to THL Managers V, LLC, or a designee thereof, an annual management fee equal to the greater of (1) $2,000,000 per annum or (2) an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries, before deduction for such fee. Such annual management fee is payable semi-annually in advance on the first business date of each January and July. A pro rated portion of such fee equal to $688,889 was paid on the closing date of the THL Transaction with respect to the period from August 28, 2004 to December 31, 2004. Nortek expensed approximately $2,154,000 for the year ended December 31, 2005 related to this management agreement in the accompanying Consolidated Statement of Operations.

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361,800,000 of cash and certain members of the Company’s senior management made a rollover investment of approximately $111,800,000. These funds, together with approximately $155,300,000 of cash of the former Nortek Holdings, the $700,000,000 proceeds from the term loan under the Senior Secured Credit Facility and the $625,000,000 proceeds from the sale of the 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes) (see Note 6), were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin (“SAB”) No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances” (“SAB No. 54”), which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Pre-Acquisition cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners L.P. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the management investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $743,154,000 was allocated to the assets and liabilities based on their relative fair values and approximately $316,715,000 was recorded in Stockholder’s Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, net of a deemed dividend of approximately $63,879,000.

Immediately prior to the Acquisition, Stockholder’s Investment was approximately $114,596,000. The purchase price for the Acquisition of approximately $743,154,000 consists of the following:

(Amounts in thousands)
Purchase price for Series B Preference stock and Class A Common Stock of the former Nortek Holdings	$706,189
Payment for the settlement and termination of the former Nortek Holdings Stock Options	113,032
Carryover basis of continuing investors	47,875
Cash of the former Nortek Holdings	(112,839)
Tax benefit related to the Nortek Holdings deferred compensation plan	(32,550)
Fees and expenses	21,447
$743,154

During the year ended December 31, 2005 and the period from August 28, 2004 to December 31, 2004, the Company recorded approximately $700,000 and $5,700,000, respectively, of amortization of excess purchase price allocated to inventory related to the Acquisition as a non-cash charge to cost of goods sold.

The following reflects the unaudited pro forma effect of the Acquisition on continuing operations for the period presented below:

Pro Forma for the Period
Jan. 1, 2004 - Aug. 27, 2004
(Amounts in thousands)

Net sales	$1,117,860
Operating earnings	$110,296
Earnings from continuing operations	$27,041

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

The Recapitalization

On January 8, 2003 Nortek’s stockholders approved certain amendments to the certificate of incorporation, which were required in order to complete the Recapitalization.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share exceeded the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, Nortek declared and distributed to the former Nortek Holdings a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of Nortek’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

The former Nortek Holdings used the proceeds from the purchase by Kelso and designated third parties of the newly issued Series B Preference Stock and Class A Common Stock and the dividend from Nortek to redeem the Company’s Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $479,185,000. Kelso also purchased from certain Management Investors 392,978 shares of Series B Preference Stock for approximately $18,077,000.

In connection with the Recapitalization, K Holdings received a bridge-financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers Nortek might have made in connection with the Recapitalization. Nortek did not use this Bridge Facility because the structure of the Recapitalization did not require Nortek to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company’s consolidated interest expense for the period from January 10, 2003 to December 31, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, the former Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. The former Nortek Holdings’ shares of common and special common stock are no longer publicly traded.

Under the terms of one of Nortek’s supplemental executive retirement plans (“SERP”), Nortek was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, Nortek made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant’s obligation upon the Stockholder Approval. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003.

The total amount of transaction fees and related costs incurred by Nortek and Kelso associated with the Recapitalization was approximately $47,300,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by Nortek in selling, general and administrative expense, since they were obligations of Nortek prior to the Recapitalization. Approximately $12,800,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of Nortek upon consummation of the Recapitalization (see Note 14).

3.  ACQUISITIONS

On December 9, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of GTO, Inc. (“GTO”) for approximately $28,200,000 of cash plus contingent consideration. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its indirect wholly-owned subsidiary, Elan Home Systems, LLC. (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its indirect wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

On July 15, 2005, the Company, through Linear, acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”) for approximately $77,700,000. In connection with the acquisition of Niles, the Company utilized approximately $67,700,000 of cash and issued an unsecured promissory note in the amount of approximately $10,000,000. Niles is located in Miami, FL and sells and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories. For the year ended December 31, 2004, Niles had unaudited net sales, operating earnings and depreciation and amortization expense of approximately $50,000,000, $8,500,000 and $500,000, respectively.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired the assets and liabilities of M&S Systems, LP (“M&S”), located in Dallas, TX, for approximately $16,500,000 in cash. M&S principally designs, manufactures and sells distributed audio and communication equipment and speakers.

On March 9, 2004, the Company, through Linear, acquired the stock of OmniMount Systems, Inc. (“OmniMount”) for approximately $16,500,000 in cash plus contingent consideration, which may be payable in future years. OmniMount is a seller and designer of speaker and video mountings and other products to maximize the home theater experience.

On December 15, 2003, the Company, through Linear, acquired the stock of Operator Specialty Company, Inc. (“OSCO”), located in Casnovia, MI for approximately $2,500,000. OSCO is a manufacturer and designer of gate operators and access control devices.

On July 11, 2003, the Company, through Linear, acquired the stock of SpeakerCraft, Inc. (“SPC”), a leading designer and supplier of architectural loudspeakers and audio products used in residential custom applications.

On January 17, 2003, the Company, through Linear, acquired the ownership units of Elan, a seller of consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $15,200,000.

Acquisitions contributed approximately $86,400,000, $9,900,000 and $800,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the year ended December 31, 2005. With the exception of IMS, which is included in the Air Conditioning and Heating Products Segment, all acquisitions are included in the Home Technology Products Segment in the Company’s segment reporting (see Note 11).

The Company recorded approximately $200,000 during both the year ended December 31, 2005 and the period from January 1, 2004 to August 27, 2004 and approximately $800,000 during the period from January 10, 2003 to December 31, 2003 of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Consolidated Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration of the acquired companies, which are expected to be completed by the end of the first half of 2006.

Pro forma results related to the acquisitions noted herein have not been presented, as the effect is not significant to the Company’s consolidated operating results.

On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for an initial purchase price of approximately $2,900,000. Furman is located in Petaluma, CA and designs and sells audio and video signal processors, as well as, innovative AC power conditioning and distribution products.

4.  CASH FLOWS

Interest paid was approximately $105,770,000, $26,242,000, $71,640,000 and $91,991,000 for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, respectively. There was no interest paid for the period from January 1, 2003 to January 9, 2003.

The fair value of the assets of the businesses acquired was approximately $149,752,000, $20,108,000, $20,786,000 and $95,000,000 for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003, to December 31, 2003, respectively. Liabilities assumed or created from businesses acquired were approximately $17,816,000, $4,605,000, $4,286,000 and $17,184,000 for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003, to December 31, 2003, respectively. Net cash paid for acquisitions was approximately $117,200,000, $15,500,000, $16,500,000 and $76,000,000 for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, respectively. The Company had no acquisitions during the period from January 1, 2003 to January 9, 2003.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $4,776,000, $1,613,000, $938,000 and $7,589,000 for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003, to December 31, 2003, respectively.

5.  INCOME TAXES

The following is a summary of the components of earnings (loss) from continuing operations before provision (benefit) for income taxes:

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Domestic	$73,200	$(9,500)	$(169,200)	$88,100	$(82,300)
Foreign	26,900	9,400	16,500	15,400	(400)
	$100,100	$(100)	$(152,700)	$103,500	$(82,700)

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Federal income taxes
Current	$400	$(3,400)	$(3,500)	$34,200	$(27,800)
Deferred	25,300	1,000	(46,900)	(4,800)	5,900
	25,700	(2,400)	(50,400)	29,400	(21,900)
Foreign	14,300	5,200	7,600	8,700	100
State	3,200	700	1,400	3,300	---
	$43,200	$3,500	$(41,400)	$41,400	$(21,800)

Income tax payments, net of refunds, in the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 were approximately $15,900,000, $43,600,000, $11,690,000, and $281,000, respectively. For the period from August 28, 2004 to December 31, 2004, the Company received income tax refunds, net of payments, of approximately $36,500,000.

Income tax benefits of approximately $14,600,000 related to a cash distribution of approximately $41,600,000 to option holders of Rollover Options in the period from January 10, 2003 to December 31, 2003 were reflected as a reduction of goodwill. Income tax benefits of approximately $19,131,000 and $1,710,000 related to the settlement of certain stock options were reflected as an equity adjustment to additional paid-in-capital in the periods from January 1, 2004 to August 27, 2004 and from January 1, 2003 to January 9, 2003, respectively.

The tables that follow reconcile the federal statutory income tax of continuing operations dollar amount and rate to the actual income tax provision and effective tax rate of approximately 43.2%, 3,500.0%, 27.1%, 40.0% and 26.4% for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively.

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Income tax provision (benefit) from continuing operations at the federal statutory rate	$35,035	$(35)	$(53,445)	$36,225	$(28,945)

Net change from statutory rate:
State income tax provision, net of federal income tax effect	2,080	455	910	2,145	---
Tax effect of the Acquisition	---	---	9,100	---	---
Tax effect of the Recapitalization	---	---	---	---	6,900
Non-deductible expenses, net	982	128	170	(311)	---
Tax effect resulting from foreign activities and foreign dividends	4,885	2,995	1,876	3,286	---
Other, net	218	(43)	(11)	55	245
	$43,200	$3,500	$(41,400)	$41,400	$(21,800)

Effective tax rate%:

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Income tax provision (benefit) from continuing operations at the federal statutory rate	35.0%	35.0%	(35.0)%	35.0%	(35.0)%

Net change from statutory rate:
State income tax provision, net of federal income tax effect	2.1	455.0	0.6	2.1	---
Tax effect of the Acquisition	---	---	6.0	---	---
Tax effect of the Recapitalization	---	---	---	---	8.3
Non-deductible expenses, net	1.0	128.0	0.1	(0.3)	---
Tax effect resulting from foreign activities and foreign dividends	4.9	2,995.0	1.2	3.2	---
Other, net	0.2	(43.0)	---	---	0.3
	43.2%	3,500.0%	(27.1)%	40.0%	(26.4)%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities for continuing operations as of December 31, 2005 and December 31, 2004 are as follows:

	December 31,
	2005	2004
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$2,786	$1,390
Inventories	(4,992)	(8,300)
Insurance reserves	5,955	10,715
Warranty accruals	5,598	4,357
Net operating loss and tax credits	6,195	17,220
Other reserves and assets, net	5,413	7,363
	$20,955	$32,745

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(23,142)	$(27,586)
Intangible assets, net	(31,610)	(37,137)
Pension and other benefit accruals	33,761	35,881
Insurance reserves	7,770	3,565
Warranty accruals	5,489	5,117
Capital loss carry forward/net loss carry forward	11,800	9,721
Valuation allowances	(18,013)	(11,958)
Deferred debt expense / debt premium	---	19,138
Other reserves and assets, net	9,826	5,747
	$(4,119)	$2,488

The Company has established valuation allowances related to certain reserves and foreign net operating loss carry-forwards. Included in the deferred tax asset valuation allowance of $18,013,000 at December 31, 2005 are valuation allowances of approximately $15,055,000, which will reduce goodwill in the future, should the tax assets they relate to be realized, as these tax assets existed at the date of the Acquisition and the Recapitalization. The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings as they are considered indefinitely invested. In addition, the Company has approximately $37,000,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

During the fourth quarter of 2004, the Company’s Hong Kong subsidiary made a distribution out of earnings for which the Company had previously provided deferred taxes. The Company’s tax provision related to income from continuing and discontinued operations reflects this deferred tax provision. However, as a result of excess foreign tax credits available from distributions made in connection with the Ply Gem transaction, this deferred tax liability was offset by additional foreign tax credits. Accordingly, this deferred tax liability has been reduced, with a corresponding reduction in goodwill since the deferred tax liabilities had been established prior to the Acquisition.

During the year ended December 31, 2005, the Company realized a tax benefit of approximately $1,200,000 related to the realization of capital loss carryforwards for which a valuation allowance had previously been established. This tax benefit reduced goodwill, as the related tax assets existed at the date of the Acquisition.

The valuation allowance increased during the year ended December 31, 2005 primarily as a result of an increase in current year foreign losses not benefited, as well as, an increase in foreign net operating loss carryforwards related to acquired companies.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on the Company’s management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

The Company has a federal net operating loss carryforward of approximately $9,100,000 (tax effect of $3,200,000) and an alternative minimum tax credit carryforward of approximately $3,000,000 at December 31, 2005.

6.  NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
	(Amounts in thousands)

Secured lines of credit and bank advance of the
Company’s European subsidiaries	$4,915	$5,364

These short-term bank obligations are secured by accounts receivable of the Company’s European subsidiaries and have a weighted average interest rate of approximately 4.9% at December 31, 2005.

Notes, mortgage notes and obligations payable for continuing operations, including in the accompanying consolidated balance sheet at December 31, 2005 and 2004, consist of the following:

	December 31,
	2005	2004
	(Amounts in thousands)

10 3/4% Senior Discount Notes due 2014 (the “10 3/4%Senior Discount Notes”), net of unamortized discount of $128,403,000	$274,597	$	---
9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), including unamortized premium of approximately $17,000 and $21,000 at December 31, 2005 and 2004, respectively	9,982		9,986
8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625,000		625,000
Senior Secured Credit Facility	691,250		698,250
Mortgage notes payable	4,550		5,650
Other	38,084		25,738
	1,643,463		1,364,624
Less amounts included in current liabilities	14,786		14,414
	$1,628,677		$1,350,210

On February 15, 2005, the Company completed the sale of $403,000,000 aggregate principal amount at maturity ($250,408,080 gross proceeds) of its 10 3/4% Senior Discount Notes due March 1, 2014. The 10 3/4% Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, including Nortek Holdings and Nortek, were issued and sold in a private Rule 144A offering to institutional investors. On July 5, 2005, the Company filed a registration statement with the SEC to exchange the 10 3/4% Senior Discount Notes for registered notes. The registration statement went effective on July 21, 2005. During the exchange offer period, which closed during the third quarter of 2005, 100% of the 10 3/4% Senior Discount Notes were exchanged for registered notes. The Company will continue to file periodic reports with the SEC as required by the indenture governing the 10 3/4% Senior Discount Notes.

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

The net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8,200,000, which the Company has included in interest expense in the accompanying consolidated statement of operations. All payments related to this contribution have been made by Nortek Holdings, Inc.

In connection with the Acquisition, on August 27, 2004, under its Senior Secured Credit Facility, Nortek borrowed $700,000,000 under a term loan, which is being amortized through quarterly payments equal to 0.25% of the original principal amount of the term loan, or $1,750,000 per quarter for six years, with the balance paid in four equal quarterly amounts thereafter. The interest rates applicable to loans under Nortek’s Senior Secured Credit facility are, at Nortek’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or 12 month period, if available) chosen by Nortek, plus an applicable margin percentage. The alternate base rate will be the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Nortek’s lenders are subject. Swing line loans will bear interest at the interest rate applicable to alternate base rate revolving loans. The applicable margin percentage is initially a percentage per annum equal to (1) 1.50% for alternate base rate term loans and 1.25% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate term loans and 2.25% for adjusted LIBOR rate revolving loans. At December 31, 2005, the applicable margin was 2.25% and 1.25% for adjusted LIBOR rate term loans and alternate base rate term loans, respectively. Nortek is also obligated to pay a commitment fee, quarterly in arrears, initially equal to 0.5% per annum, declining to 0.375% per annum when leverage ratios, as defined, are 4.5 or less, in respect to any unused commitments under the revolving credit facility. At December 31, 2005, the weighted average interest rate for Nortek’s outstanding borrowings under the term loan was approximately 6.9%.

The Senior Secured Credit Facility also provides Nortek and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. At December 31, 2005, Nortek had approximately $70,400,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian portion of its revolving credit facility. There were no outstanding borrowings under the U.S. or Canadian portions of Nortek’s revolving credit facility at December 31, 2005.

The weighted average interest rate for borrowings made under Nortek’s Senior Secured Credit Facility during the year ended December 31, 2005 was 5.6%.

The obligations under the Senior Secured Credit Facility are guaranteed by Nortek Holdings and by all of Nortek’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of Nortek’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by the Company or a guarantor subsidiary.

Also in connection with the Acquisition on August 27, 2004, THL Buildco completed the offering of $625,000,000 aggregate principal amount of the 8 1/2% Notes. Immediately following the offering of these outstanding notes, and as a result of the Acquisition and mergers described in Note 2, Nortek succeeded to all of the obligations as issuer of the 8 1/2% Notes. The 8 1/2% Notes were issued and sold in a private Rule 144A offering to institutional investors. On October 22, 2004, Nortek filed a registration statement with the SEC to exchange the 8 1/2% Notes for registered notes. The registration statement went effective on December 20, 2004. During the exchange offer period, which closed during the first quarter of 2005, 100% of the 8 1/2% Notes were exchanged for registered notes. Nortek continues to file periodic reports with the SEC as required by the indenture governing the 8 1/2% Notes.

On August 27, 2004 in connection with the Acquisition, Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ 10% Senior Discount Notes due 2011 (the “Senior Discount Notes) (approximately $376,500,000 of accreted principal as of August 27, 2004), all of Nortek’s outstanding $200,000,000 in principal amount Floating Rate Notes due 2010 (the “Floating Rate Notes), and approximately $240,000,000 principal amount of Nortek’s outstanding 9 7/8% Senior Subordinated Notes due 2011 ($250,000,000 in principal amount outstanding immediately before the Acquisition) (the “9 7/8% Notes”). Nortek recorded a pre-tax loss from debt retirement of approximately $118,778,000 in the period from July 4, 2004 to August 27, 2004 as a result of these debt redemptions. As the indenture governing the 9 7/8% Notes does not allow for redemption, after completion of the tender offer on August 27, 2004, approximately $9,965,000 in aggregate principal amount of such notes remains outstanding.

From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, Nortek redeemed all of its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000 (see Note 10), together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes.

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

The open market purchases and the redemption of the Senior Discount Notes, the Floating Rate Notes, the 9 7/8% Notes, the 9 1/4% Notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $130,736,000 in the period from January 1, 2004 to August 27, 2004 based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense for the period from January 1, 2004 to August 27, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Notes as during that period, the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Notes, were also outstanding.

Also in connection with the Acquisition, Nortek received a bridge-financing letter from a lender for a senior unsecured term loan facility not to exceed $625,000,000 (the “THL Bridge Facility”). The THL Bridge Facility was intended to be used to fund, if necessary, any short fall in raising the financing necessary to consummate the Acquisition. Nortek did not use this THL Bridge Facility because it was able to obtain the financing necessary to consummate the Acquisition through conventional sources. The THL Bridge Facility expired upon the closing of the Acquisition. As a result, the Company’s consolidated interest expense for the period from August 28, 2004 to December 31, 2004 includes approximately $6,250,000 of interest expense from the amortization of the THL Bridge Facility commitment fees and related expenses.

Mortgage notes payable of approximately $4,550,000 outstanding at December 31, 2005 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes bear interest at rates ranging from approximately 4.8% to 6.3% and are collateralized by property and equipment with an aggregate net book value of approximately $5,676,000 at December 31, 2005.

Other obligations of approximately $38,084,000 outstanding at December 31, 2005 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 3.2% to 10.5% and maturing at various dates through 2018. Approximately $18,948,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $20,386,000 at December 31, 2005.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants, including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At December 31, 2005, there was approximately $135,000,000 available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $134,800,000 at December 31, 2005.

The table that follows is a summary of maturities of all of the Company’s debt obligations, excluding unamortized debt premium of approximately $17,000 due after December 31, 2005:

(Amounts in thousands)

2006	$19,701
2007	18,301
2008	10,009
2009	10,129
2010	298,457
Thereafter	1,420,167

As of December 31, 2005, approximately $19,600,000 of letters of credit have been issued as additional security for (1) approximately $14,000,000 relating to certain of the Company’s insurance programs, (2) approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1,500,000 relating to certain of the subsidiaries purchases and other requirements.

7.  COMMON STOCK, SPECIAL COMMON STOCK, DEFERRED COMPENSATION AND DIVIDENDS

NTK Holdings was formed to hold the capital stock of Nortek Holdings in connection with the February 15, 2005 offering of the 10 3/4% Senior Discount Notes (see Note 6). Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of Investors LLC. On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings. As a result of this exchange, Nortek Holdings became a wholly-owned subsidiary of NTK Holdings and NTK Holdings became a wholly-owned subsidiary of Investors LLC. NTK Holdings only assets are 100% of the shares of capital stock of Nortek Holdings, which is the holder of 100% of the shares of capital stock of Nortek. At December 31, 2005, these 3,000 shares remain authorized and outstanding.

As noted in Note 2, in connection with the THL Transaction, members of the Company’s management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equals the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan will track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that are payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate of approximately $111,800,000 for all participants.

On February 15, 2005, the Company completed the sale of its 10 3/4% Senior Discount Notes. The net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan.

In connection with the Holdings Reorganization on November 20, 2002, Nortek became a wholly-owned subsidiary of the former Nortek Holdings as each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings with the former Nortek Holdings receiving 100 shares of Nortek’s common stock. As a result of the Holdings Reorganization, Nortek’s previously outstanding common stock and treasury stock balances were reclassified to additional paid-in capital to reflect the former Nortek Holdings’ new capital structure.

On January 9, 2003, Nortek declared and distributed to the former Nortek Holdings a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization (see Note 2).

8.  PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $12,000,000 for the year ended December 31, 2005, $3,300,000 for the period from August 28, 2004 to December 31, 2004, approximately $10,400,000 for the period from January 1, 2004 to August 27, 2004, approximately $14,400,000 for the period from January 10, 2003 to December 31, 2003 and approximately $950,000 for the period from January 1, 2003 to January 9, 2003. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. In 2006, the Company expects to contribute approximately $13,300,000 (unaudited) to its defined benefit pension plans.

The Company uses a September 30 measurement date for its plans. The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of plans in the accompanying consolidated balance sheet at December 31, 2005 and 2004:

	Pension Benefits
	2005	2004
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at October 1,	$172,834	$161,699
Service cost	1,346	1,152
Interest cost	8,885	9,117
Amendments	---	255
(Gain) loss due to foreign exchange	(3,224)	2,134
Actuarial loss (gain) excluding assumption changes	993	(238)
Actuarial loss due to assumption changes	5,228	10,705
Actuarial loss due to Acquisition	---	111
Benefits and expenses paid	(10,903)	(12,101)
Benefit obligation at September 30,	$175,159	$172,834

Change in plan assets:
Fair value of plan assets at October 1,	$115,068	$108,552
Actual return on plan assets	13,632	10,101
(Loss) gain due to foreign exchange	(2,445)	1,468
Employer contribution	4,310	7,048
Benefits and expenses paid	(10,903)	(12,101)
Fair value of plan assets at September 30,	$119,662	$115,068

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$119,662	$115,068
Benefit obligation at September 30,	175,159	172,834
Funded status	(55,497)	(57,766)
Amount contributed during fourth quarter	829	888
Unrecognized actuarial loss (gain)	1,142	(89)
Accrued benefit cost	$(53,526)	$(56,967)

Amount recognized in the statement of financial position consists of:
Accrued benefit liabilities	$(53,944)	$(57,610)
Accumulated other comprehensive loss before tax benefit	418	643
Accrued benefit cost	$(53,526)	$(56,967)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $175,159,000, $167,499,000 and $119,662,000, respectively, as of December 31, 2005 and $172,834,000, $165,391,000 and $115,068,000, respectively, as of December 31, 2004.

The table that follows is a summary of the expected benefit payments for the Company after December 31, 2005:

(Amounts in thousands)

2006	$9,614
2007	9,760
2008	9,905
2009	10,076
2010	10,245
Thereafter	54,956

As a result of the Acquisition, purchase accounting adjustments were made for all defined benefit plans as of the August 27, 2004 transaction date. The purchase accounting adjustments reflect the immediate recognition of all unrecognized actuarial gains and losses and unrecognized prior service costs as well as the reversal of the accumulated other comprehensive loss before tax benefit and the intangible pension asset.

Plan assets primarily consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2005 and 2004, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $1,513,000 and $1,326,000, respectively, which have been contributed to trusts. These assets are not included in the amount of fair value of plan assets at December 31, 2005 and 2004 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans.

The weighted average rate assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

	For the periods
					Pre
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003

Discount rate for projected benefit obligation	5.25%	5.25%	5.25%	6.00%	6.25%
Discount rate for pension costs	5.25%	5.25%	6.00%	6.25%	6.25%
Expected long-term average return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the periods
					Pre
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003

Service cost	$1,346	$384	$768	$1,955	$80
Interest cost	8,885	3,015	6,102	9,270	385
Expected return on plan assets	(8,451)	(2,834)	(5,269)	(7,438)	(184)
Amortization of prior service cost	---	---	123	210	70
Recognized actuarial loss	20	---	9	29	210
Curtailment loss	---	---	806	123	65,766
Net periodic benefit cost	$1,800	$565	$2,539	$4,149	$66,327

The Company uses a September 30 measurement date for its plans. The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2005	2004
Cash and cash equivalents	3.2%	3.2%
Equity securities	59.6	58.3
Fixed income securities	34.7	37.8
Other	2.5	0.7
	100.0%	100.0%

The Company’s domestic qualified defined benefit plans’ assets are invested to maximize returns without undue exposure to risk. The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used by the Company in determining pension expense.

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2006, the target allocation is 57% for equity securities, 41% for fixed income securities and 2% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2005 and 2004:

	Non-Pension
	Post Retirement
	Health Benefits
	2005		2004
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at October 1,		$44,613		$41,492
Service cost		436		793
Interest cost		2,103		2,412
Plan participant contributions		107		128
Amendments		(22,247)		---
Actuarial (gain) loss excluding assumption changes		(53)		1,207
Actuarial loss due to assumption changes		2,596		227
Actuarial gain due to the Acquisition		---		(113)
Benefits and expenses paid		(1,574)		(1,533)
Benefit obligation at September 30,		$25,981		$44,613

Change in plan assets:
Fair value of plan assets at October 1,	$	---	$	---
Employer contribution		1,467		1,405
Plan participant contributions		107		128
Benefits and expenses paid		(1,574)		(1,533)
Fair value of plan assets at September 30,	$	---	$	---

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$	---	$	---
Benefit obligation at September 30,		25,981		44,613
Funded status		(25,981)		(44,613)
Amount contributed during fourth quarter		147		---
Unrecognized actuarial loss		3,120		1,037
Unrecognized prior service cost		(20,865)		---
Accrued post-retirement benefit cost		$(43,579)		$(43,576)

During 2005, the Company notified certain retirees (approximately 199 former employees of the Company’s subsidiary NuTone, Inc.) that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a plan amendment to the NuTone post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22,200,000 which is being amortized into income by the Company over approximately five and a half years beginning September 6, 2005.

On June 8, 2005, the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, as of December 31, 2005, to cover approximately 4.9% of the Company’s employees (420 employees) which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company has presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the US National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. The Company denies and will vigorously challenge such allegations. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Accordingly, under this implemented final offer the Company may experience a curtailment gain of up to approximately $22,600,000, net of tax, including recording the unamortized plan amendment related to the retirees noted above.

The table that follows is a summary of the expected post retirement health benefit payments for the Company after December 31, 2005:

(Amounts in thousands)

2006	$372
2007	429
2008	2,902
2009	646
2010	2,073
Thereafter	6,373

The Company’s net periodic benefit cost for its post retirement health benefit plans for the periods presented consists of the following components:

	For the periods
					Pre
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003

Service cost	$436	$147	$646	$981	$13
Interest cost	2,103	817	1,595	2,175	62
Amortization of prior service cost	(1,381)	---	---	8	2
Recognized actuarial loss (gain)	65	---	---	(8)	35
Curtailment gain	---	---	(14)	---	(355)
Net periodic post-retirement health benefit cost (income)	$1,223	$964	$2,227	$3,156	$(243)

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 11% and 13% was assumed for 2005 and 2004, respectively. For both 2005 and 2004, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
	(Amounts in thousands)

Effect on the total service and interest cost components	$(3,268)	$4,033
Effect on the post retirement health benefit obligation	$(267)	$335

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy, accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of December 31, 2005.

9.  COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2005, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations related to continuing operations aggregated approximately $75,225,000 at December 31 2005. The obligations are payable as follows:

(Amounts in thousands)

2006	$ 15,461
2007	13,049
2008	9,508
2009	7,710
2010	6,319
Thereafter	23,178

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $21,600,000, $6,700,000, $12,700,000, $16,400,000 and $400,000 for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

As of December 31, 2005, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $23,600,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note 10) and has recorded an estimated liability related to this indemnified guarantee of approximately $900,000 at December 31, 2005 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12,500,000 and $17,800,000 at December 31, 2005 and 2004, respectively. Approximately $5,800,000 of short-term liabilities and approximately $6,700,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2005 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s consolidated statement of operations for the year ended December 31, 2005 (see Note 14). Approximately $11,700,000 of these indemnifications at December 31, 2005 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem (see Note 10). Accordingly, the Company has included approximately $5,000,000 of short-term liabilities and approximately $6,700,000 of long-term liabilities in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2005 related to these indemnifications.

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

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 12) during the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004 are as follows:

	For the periods
	Post-Acquisition		Pre- Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004

Balance, beginning of period	$30,319	$29,683	$29,087
Warranties provided during period	21,315	6,321	11,437
Settlements made during period	(18,776)	(7,105)	(10,877)
Changes in liability estimate, including expirations and acquisitions	1,985	1,420	36
Balance, end of period	$34,843	$30,319	$29,683

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

10.  DISCONTINUED OPERATIONS

On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $900,000.

On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem Industries, Inc. (“Ply Gem”) for net cash proceeds of approximately $506,700,000, after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company (see Note 9), and recorded a net after-tax gain on the sale of approximately $74,100,000.

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest income (expense), net, in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000) for the period from January 1, 2004 to August 27, 2004, approximately $23,600,000 (net of taxes of approximately $13,800,000) for the period from January 10, 2003 to December 31, 2003 and approximately $800,000 (net of taxes of approximately $400,000) for the period from January 1, 2003 to January 9, 2003. No interest was allocated to discontinued operations for the period from August 28, 2004 to December 31, 2004.

The sale of La Cornue and Ply Gem and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all applicable periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post-Acquisition		Pre-Acquisition		Pre-Recapitalization
	Aug. 28, 2004 -		Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2004		Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net sales	$	---	$48,900	$532,100	$9,000

Operating earnings (loss) of discontinued operations	$	---	$(7,743)	$58,288	$(363)
Interest expense, net		---	(4,557)	(38,788)	(1,237)
Earnings (loss) before provision (benefit) for income taxes		---	(12,300)	19,500	(1,600)
Provision (benefit) for income taxes		---	(4,700)	7,400	(600)
Earnings (loss) from discontinued operations		---	(7,600)	12,100	(1,000)

Gain on sale of discontinued operations		---	125,200	---	---
Income tax provision on sale of discontinued operations		500	50,200	---	---
		(500)	75,000	---	---

Earnings (loss) from discontinued operations		$(500)	$67,400	$12,100	$(1,000)

Depreciation and amortization expense	$	---	$1,413	$16,256	$323

* Operating earnings for the period from January 1, 2004 to August 27, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $6,400,000 related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note 1).

11.  SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. The Air Conditioning and Heating Products Segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning (“HVAC”) businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products Segment separately. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The Residential Ventilation Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include: kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Home Technology Products Segment manufactures and distributes products that provide convenience and security in residential and light commercial applications. The principal products sold by the segment include: audio / video distribution and control equipment, speakers and subwoofers, security and access control products, power conditioners and surge protectors, audio / video wall mounts and fixtures and structured wiring. The Air Conditioning and Heating Products Segment principally manufactures and sells HVAC systems for site-built and manufactured residential housing applications and for custom-designed commercial applications.

On July 31, 2004, the Company sold its La Cornue subsidiary which was previously part of the Residential Ventilation Products segment, on February 12, 2004, the Company sold its Ply Gem subsidiary, which encompassed the WDS segment and the corporate costs of Ply Gem that were formerly included in Unallocated, net in the Company’s segment reporting. Accordingly, the results of La Cornue, which were previously part of the Residential Ventilation Products Segment and Ply Gem which were previously the WDS Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes 1 and 10). Accordingly, the segment information presented below excludes La Cornue and the WDS Segment for all applicable periods.

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the periods presented:

	For the Periods
	Post-Acquisition		Pre-Acquisition		Pre-Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net sales:
Residential ventilation products	$794,737	$268,524	$496,840	$682,408	$14,392
Home technology products	354,841	80,426	127,019	122,845	1,746
Air conditioning and heating products	809,646	212,028	494,001	675,303	8,613
Consolidated net sales	$1,959,224	$560,978	$1,117,860	$1,480,556	$24,751
Operating earnings (loss):
Residential ventilation products	$123,876	$39,684	$79,906	$115,576	$2,251
Home technology products	71,028	12,928	22,902	21,673	525
Air conditioning and heating products	66,280	(2,630)	25,507	58,408	(1,258)
Subtotal	261,184	49,982	128,315	195,657	1,518
Unallocated:
Expenses and charges arising from the Acquisition	---	---	(38,500)	---	---
Expenses and charges arising from the Recapitalization	---	---	---	---	(83,000)
Strategic sourcing, software and systems development expense	---	---	---	(3,400)	(100)
Stock-based compensation charges	(300)	(100)	(36,400)	(1,800)	---
Foreign exchange (loss) gain on intercompany debt	(900)	100	(200)	1,500	---
Gain on legal settlement	1,400	---	---	---	---
Unallocated, net	(24,524)	(7,920)	(20,626)	(32,563)	(188)
Consolidated operating earnings (loss)	236,860	42,062	32,589	159,394	(81,770)
Interest expense	(138,578)	(42,487)	(56,073)	(57,376)	(1,049)
Loss from debt retirement	---	---	(130,736)	---	---
Investment income	1,818	325	1,520	1,482	119
Earnings (loss) before provision (benefit) for income taxes	$100,100	$(100)	$(152,700)	$103,500	$(82,700)

See Notes 1, 2, 13 and 14 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

	For the Periods
					Pre-
	Post-Acquisition		Pre-Acquisition		Recapitalization
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Segment Assets:
Residential ventilation products	$1,139,308	$1,143,061	$698,923	$693,038	$479,639
Home technology products	525,578	359,727	190,800	162,487	58,093
Air conditioning and heating products	584,400	565,955	522,209	494,830	257,475
	2,249,286	2,068,743	1,411,932	1,350,355	795,207
Unallocated:
Cash and cash equivalents	77,175	94,955	209,535	195,343	286,411
Prepaid income taxes	20,955	35,233	45,921	17,741	53,714
Assets of discontinued operations	---	---	---	502,811	575,092
Other assets	57,193	65,644	62,998	33,730	70,793
Consolidated assets	$2,404,609	$2,264,575	$1,730,386	$2,099,980	$1,781,217

Depreciation Expense:
Residential ventilation products	$11,343	$3,675	$7,129	$7,393	$263
Home technology products	2,405	582	1,366	1,069	27
Air conditioning and heating products	11,991	3,984	7,828	8,407	276
Unallocated	869	192	408	569	15
Consolidated depreciation expense	$26,608	$8,433	$16,731	$17,438	$581

Amortization expense *:
Residential ventilation products	$8,186	$4,686	$4,042	$5,566	$41
Home technology products	7,492	6,495	2,837	5,328	9
Air conditioning and heating products	3,256	2,741	2,213	3,475	14
Unallocated	327	173	---	---	---
Consolidated amortization expense	$19,261	$14,095	$9,092	$14,369	$64

Capital Expenditures **:
Residential ventilation products	$13,300	$6,258	$5,598	$8,749	$68
Home technology products	2,596	901	1,358	1,756	23
Air conditioning and heating products	17,276	7,734	5,483	13,434	116
Unallocated	494	196	347	749	---
Consolidated capital expenditures	$33,666	$15,089	$12,786	$24,688	$207

*    For the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of approximately $400,000, $1,100,000 and $900,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Ventilation Products Segment.

For the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of approximately $500,000, $3,700,000, $200,000 and $3,800,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Home Technology Products Segment.

For the period from August 28, 2004 to December 31, 2004 and the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of approximately $900,000 and $600,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Air Conditioning and Heating Products Segment.

**  Includes capital expenditures financed under capital leases of approximately $4,800,000, $1,600,000, $900,000 and $7,600,000 for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, respectively.

The following table presents a summary of the activity in goodwill for continuing operations by reporting segment for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003:

			Air
	Residential	Home	Conditioning
	Ventilation	Technology	and Heating	Consolidated
	Products	Products	Products	Nortek
	(Amounts in thousands)

Balance, December 31, 2002	$218,896	$31,357	$34,878	$285,131
Impact of foreign currency translation	264	---	5	269
Balance, January 9, 2003	219,160	31,357	34,883	285,400
Effect of the Recapitalization	154,201	9,194	187,412	350,807
Acquisitions during the period from January 10, 2003 to December 31, 2003	---	46,248	---	46,248
Purchase accounting adjustments	(7,042)	(765)	(4,172)	(11,979)
Impact of foreign currency translation	1,327	---	4,043	5,370
Balance, December 31, 2003	367,646	86,034	222,166	675,846
Acquisitions during the period from January 1, 2004 to August 27, 2004 (see Note 3)	---	6,841	---	6,841
Purchase accounting adjustments	(1,953)	(212)	(1,064)	(3,229)
Impact of foreign currency translation	(29)	---	30	1
Balance, August 27, 2004	365,664	92,663	221,132	679,459
Effect of the Acquisition	413,303	139,363	54,387	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	---	8,805	---	8,805
Purchase accounting adjustments	(1,064)	(563)	(378)	(2,005)
Impact of foreign currency translation	501	---	1,292	1,793
Balance, December 31, 2004	778,404	240,268	276,433	1,295,105
Acquisitions during the year ended December 31, 2005	---	89,085	2,796	91,881
Purchase accounting adjustments	(1,207)	(2,667)	(957)	(4,831)
Impact of foreign currency translation	1,496	(292)	(2,009)	(805)
Balance, December 31, 2005	$778,693	$326,394	$276,263	$1,381,350

In accordance with SFAS No. 141 and SFAS No. 142, the Company allocated the effect of the Recapitalization and Acquisition on goodwill to its reportable segments (see Notes 1 and 2). Purchase accounting adjustments relate principally to fair value revisions resulting from the completion of the final valuation of assets and liabilities and adjustments to deferred income taxes that impact goodwill.

Foreign net sales were approximately 18.0%, 22.0%, 19.5%, 19.8% and 20.8% of consolidated net sales for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively. Foreign Long-Lived Assets were approximately 6.2% and 6.6% of consolidated Long-Lived Assets for the years ended December 31, 2005 and December 31, 2004, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. At December 31, 2005, the Company had no significant concentrations of credit risk.

12.  ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Amounts in thousands)

Payroll, pension and employee benefits	$48,880	$46,147
Deferred Compensation	---	49,200
Insurance and employee health benefit accruals	15,834	19,243
Interest	18,358	18,858
Product warranty	18,429	15,218
Sales and marketing	32,424	24,456
Employee termination and other costs	1,272	3,180
Other, net	51,986	44,482
	$187,183	$220,784

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Amounts in thousands)

Employee pension retirement benefit obligation	$53,222	$56,583
Deferred Compensation	49,019	45,964
Product warranty	16,414	15,101
Post retirement health benefit obligations	42,180	42,189
Insurance	27,764	25,220
Other, net	26,789	29,615
	$215,388	$214,672

13.  RESTRUCTURING CHARGES

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company.

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities owned by the Company in St. Louis, MO, in order to relocate the operations to other facilities. The facilities supported warehousing and distribution activities of the segment’s residential HVAC products. Since the initiation of these restructuring activities in 2003, a total of approximately 439 employees have been terminated to date and no future terminations are expected to occur. During the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, the Company provided approximately $400,000, $2,200,000 and $5,800,000, respectively, in cost of goods sold related to liabilities incurred as a result of this restructuring. The Company sold one of the facilities on March 30, 2005 and recorded a gain of approximately $200,000.

During August of 2004, the Company accrued approximately $3,400,000 related to severance benefits for certain of the Company’s employees at its corporate office. Approximately $1,400,000 was included as a charge in the Company’s consolidated statement of operations on August 27, 2004 and the balance was recorded as an intangible asset related to a non-compete agreement. No additional amounts have been incurred or are expected to be incurred related to these severance benefits. It is expected that these severance benefits will be paid through August 2006 (See Note 2).

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Amounts in thousands)

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)
Balance at January 9, 2003	730	535	1,265
Provision	3,629	2,128	5,757
Payments and asset write downs	(2,369)	(2,205)	(4,574)
Other adjustments	(352)	(253)	(605)
Balance at December 31, 2003	$1,638	$205	$1,843

Balance at December 31, 2003	$1,638	$205	$1,843
Provision	3,547	1,988	5,535
Payment and asset write downs	(1,355)	(2,049)	(3,404)
Balance at August 27, 2004	3,830	144	3,974
Provision	74	427	501
Payments and asset write downs	(754)	(541)	(1,295)
Balance at December 31, 2004	$3,150	$30	$3,180

Balance at December 31, 2004	$3,150	$30	$3,180
Provision	(42)	263	221
Payments and asset write downs	(2,067)	(52)	(2,119)
Other adjustments	(10)	---	(10)
Balance at December 31, 2005	$1,031	$241	$1,272

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

14.  OTHER INCOME AND EXPENSE

Operating results for the year ended December 31, 2005 include a gain of approximately $1,400,000, which has been recorded in Unallocated, from the settlement of certain obligations (see Note 9) and a gain of approximately $1,600,000 in the Home Technology Products Segment from the sale of a corporate office building of one of the Company’s subsidiaries.

The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003 include approximately $400,000, $2,200,000 and $5,800,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note 13). There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of these manufacturing facilities. The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to December 31, 2003 also include approximately $1,100,000 of expenses associated with the start-up of a new manufacturing facility.

Operating results for the year ended December 31, 2005 include non-cash foreign exchange losses of approximately $2,100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating results for the period from August 28, 2004 to December 31, 2004 include non-cash foreign exchange gains of approximately $400,000 and for the period from January 1, 2004 to August 27, 2004 operating results include non-cash foreign exchange losses of approximately $800,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. For the period from January 10, 2003 to December 31, 2003, operating results include non-cash foreign exchange gains of approximately $1,500,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. There were no foreign exchange gains or losses recorded in the period from January 1, 2003 to January 9, 2003 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. A portion of these expenses has been allocated to the Company’s reporting segments for the applicable periods presented (see Note 11).

During the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, the Company recorded a pre-tax charge to continuing operations of approximately $300,000, $100,000, $48,500,000 and $1,400,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123 (see Note 1). Additionally, in the fourth quarter of 2003, the Company recorded compensation expense of approximately $600,000 in connection with the issuance of common stock. A portion of these expenses has been allocated to the Company’s reporting segments for all periods presented (see Note 11) and a portion of these expenses for the period from January 1, 2004 to August 31, 2004 has been recorded in “expenses and charges arising from the Acquisition” as shown in the table below.

For the period from January 1, 2004 to August 27, 2004, the Company incurred certain expenses and charges in connection with the Acquisition (see Note 2) which are summarized as follows:

(Amounts in thousands)

Expense related to the cancellation of stock options, net	$ 45,200
Sellers fees and expenses	26,000
Expense related to settlement and termination of certain benefits with two of the Company’s officers	10,200
Other	2,300
$ 83,700

For the nine day period ended January 9, 2003, the Company incurred charges in connection with the Recapitalization (see Note 2). These charges were as follows:

(Amounts in thousands)

Curtailment loss upon termination of SERP	$ 70,142
Recapitalization fees, expenses and other	12,848
Other	10
$ 83,000

Additionally, during the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, the Company incurred approximately $3,400,000 and $100,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, which were recorded in Unallocated in the Company’s segment reporting.

15.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2005 and December 31, 2004:

	For the Quarter Ended
	April 2	July 2	October 1	December 31
	(Amounts in thousands)
2005
Net sales	$434,118	$498,860	$522,866	$503,380
Gross profit	124,659	148,454	161,598	163,086
Selling, general and administrative expense	79,588	85,090	89,739	88,199
Depreciation expense	6,851	6,707	6,876	6,174
Amortization expense	4,764	4,385	4,760	5,352
Operating earnings	40,738	58,979	67,468	69,675
Net earnings	$2,300	$16,500	$19,700	$18,400

	For the Quarter Ended
	April 3	July 3	October 2 (1)	December 31
	(Amounts in thousands)
2004
Net sales	$405,012	$446,012	$427,864	$399,950
Gross profit	118,130	131,208	120,899	106,790
Selling, general and administrative expense	73,148	80,781	74,280	73,200
Acquisition fees and expenses	---	---	83,700	---
Depreciation expense	5,790	7,002	6,463	5,909
Amortization expense	3,472	3,598	5,805	10,312
Operating earnings (loss)	41,673	46,887	(40,505)	26,596
Earnings (loss) from continuing operations	3,000	17,100	(132,200)	(2,800)
Earnings (loss) from discontinued operations	68,100	(1,200)	500	(500)
Net earnings (loss)	$71,100	$15,900	$(131,700)	$(3,300)

(1) The third quarter ended October 2, 2004 represents the combined Pre-Acquisition period from July 4, 2004 to August 27, 2004 and the Post-Acquisition period from August 28, 2004 to October 2, 2004.

During the year ended December 31, 2004, the Acquisition of the Company in connection with the THL Transaction occurred in the third quarter ended October 2, 2004 (see Note 2) and the redemption of certain of the Company’s debt occurred in the first quarter ended April 2, 2004 and in the third quarter ended October 2, 2004 (see Note 6).

See Notes 1, 2, 3, 5, 6, 10 and 13 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above tables including dispositions, financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and weakness in the manufactured housing industry.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of NTK Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NTK Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTK Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004 , the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG, LLP

Boston, Massachusetts
March 6, 2006

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.

CONDENSED BALANCE SHEET
(Dollar amounts in thousands, except share data)

December 31, 2005

ASSETS:
Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	$457,107
Deferred debt expense	5,230
Deferred tax benefit	2,909
Total other long-term assets	465,246
Total assets	$465,246

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Accrued expenses and taxes, net	$123
Long-term debt	274,597
Commitments and Contingencies (Note 3)
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2005	---
Additional paid-in capital	130,181
Retained Earnings	52,800
Accumulated other comprehensive income	7,545
Total stockholder's investment	190,526
Total liabilities and stockholder's investment	$465,246

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF OPERATIONS

For the Period
February 10, 2005 -
December 31, 2005
(Amounts in thousands)
Revenues:
Investment income	$46
Expenses:
Selling, general and administrative expense	187
Interest expense	24,659
24,846
Loss from continuing operations before equity in subsidiaries' earnings	(24,800)
Equity in subsidiaries' earnings before provision for income taxes	120,400
Earnings from continuing operations before provision for income taxes	95,600
Provision for income taxes	41,800
Net earnings	$53,800

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

For the Period
February 10, 2005 -
December 31, 2005
(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$53,800

Adjustments to reconcile net earnings to cash:
Non-cash interest expense	24,659
Equity in subsidiaries' earnings before provision for income taxes	(120,400)
Current income tax provision	17,300
Deferred federal income tax provision	24,500
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accrued expenses and taxes	141
Total adjustments to net earnings	(53,800)
Net cash provided by operating activities	---
Cash flows from investing activities:
Capital contribution to Nortek Holdings, Inc.	(57,738)
Net cash used in investing activities	(57,738)
Cash flows from financing activities:
Sale of the 10 3/4% Senior Discount Notes	244,708
Dividend to THL-Nortek Investors, LLC	(186,970)
Net cash provided by financing activities	57,738
Net change in unrestricted cash and cash equivalents	---
Unrestricted cash and cash equivalents at the beginning of the period	---
Unrestricted cash and cash equivalents at the end of the period	$ ---

The accompanying notes are an integral part of these condensed financial statements.

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from February 10, 2005 to December 31, 2005

1.    On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek Inc.’s (“Nortek’) former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of Nortek’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transactions described below, Nortek was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”), which was wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transactions”).

On February 10, 2005, NTK Holdings, Inc (“NTK Holdings” or the “Company”), a Delaware Corporation, issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s shares of capital stock of Nortek Holdings (the “NTK Holdings Formation”). As a result of this exchange, Nortek Holdings became a wholly-owned subsidiary of NTK Holdings and NTK Holdings became a wholly-owned subsidiary of Investors LLC.

NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of NTK Holdings, Inc., included in this Form 10-K, provides all parent company information for the periods subsequent to the NTK Holdings Formation, when NTK Holdings became the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules. The Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of Nortek Holdings, Inc., which cover the required periods subsequent to the THL Transaction and prior to the NTK Holdings Formation and the Former Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of the Former Nortek Holdings, Inc., which cover the required periods prior to the THL Transaction, are included elsewhere in this Form 10-K and are incorporated herein by reference. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 12, Schedule I — Condensed Financial Information of the Registrant. The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

Beginning on August 28, 2004, NTK Holdings accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. Refer to Notes 1 and 2 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference for a complete discussion of the Acquisition and the Recapitalization.

2.    Refer to Notes 1 and 10 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference, for information pertaining to the accounting for discontinued operations, including the sale of La Cornue SAS and Ply Gem Industries, Inc. during fiscal 2004.

3.    Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of NTK Holdings and its subsidiaries are included in Notes 1, 2, 6 and 9 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference, including information related to debt issued and repaid in connection with the Acquisition.

4.     At December 31, 2005, NTK Holdings’ subsidiaries, principally Nortek, had unrestricted cash and investments of approximately $77,175,000.

5.    At December 31, 2005, there was approximately $135,000,000 available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $134,800,000 at December 31, 2005. See Note 6 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

6.     The combined liabilities, excluding deferred income taxes, of NTK Holdings’ subsidiaries as of December 31, 2005 were approximately $1,941,135 consisting of $1,373,781 of short and long-term debt, $159,015 of accounts payable and $408,339 of short and long-term accruals, taxes and other obligations (of which approximately $192,951 are classified as short-term).

7.    On February 15, 2005, the Company completed the sale of $403,000,000 aggregate principal amount at maturity ($250,408,080 gross proceeds) of its 10 3/4% Senior Discount Notes due March 1, 2014. The 10 3/4% Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, including Nortek Holdings and Nortek, were issued and sold in a private Rule 144A offering to institutional investors. On July 5, 2005, the Company filed a registration statement with the SEC to exchange the 10 3/4% Senior Discount Notes for registered notes. The registration statement went effective on July 21, 2005. During the exchange offer period, which closed during the third quarter of 2005, 100% of the 10 3/4% Senior Discount Notes were exchanged for registered notes.

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

The net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8,200,000. All payments related to this contribution have been made by Nortek Holdings, Inc.

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.

CONDENSED BALANCE SHEET
(Dollar amounts in thousands, except share data)

December 31, 2004

ASSETS:
Current Assets:
Prepaid income taxes	$17,220
Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	383,645
Deferred tax benefit	16,087
Total other long-term assets	399,732
Total assets	$416,952

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Accrued expenses and taxes, net	$49,200
Other long-term liabilities	45,964
Commitments and Contingencies (Note 3)
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2005	---
Additional paid-in capital	316,823
Accumulated deficit	(4,100)
Accumulated other comprehensive income	9,065
Total stockholder's investment	321,788
Total liabilities and stockholder's investment	$416,952

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF OPERATIONS

	For the Periods From
	January 1, 2005 -	August 28, 2004 -
	February 9, 2005	December 31, 2004
	(Amounts in thousands)
Expenses:
Selling, general and administrative expense	$30	$36
Interest expense	670	2,164
	700	2,200
Loss from continuing operations before equity in subsidiaries' earnings	(700)	(2,200)
Equity in subsidiaries' earnings before provision for income taxes	5,200	2,100
Earnings (loss) from continuing operations before provision for income taxes	4,500	(100)
Provision for income taxes	1,400	3,500
Earnings (loss) from continuing operations	3,100	(3,600)
Loss from discontinued operations	---	(500)
Net earnings (loss)	$3,100	$(4,100)

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

	For the Periods From
	January 1, 2005 -	August 28, 2004 -
	February 9, 2005	December 31, 2004
	(Amounts in thousands)

Cash flows from operating activities:
Earnings (loss) from continuing operations	$3,100	$(3,600)
Loss from discontinued operations	---	(500)
Net earnings (loss)	3,100	(4,100)

Adjustments to reconcile net earnings to cash:
Non-cash interest expense	670	2,164
Equity in subsidiaries' earnings before provision for income taxes	(5,200)	(2,100)
Current income tax provision from continuing operations	600	2,500
Deferred federal income tax provision from continuing operations	800	1,000
Current income tax provision for discontinued operations	---	500
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accrued expenses and taxes	30	36
Total adjustments to net loss	(3,100)	4,100
Net cash provided by operating activities	---	---
Net change in unrestricted cash and cash equivalents	---	---
Unrestricted cash and cash equivalents at the beginning of the period	---	---
Unrestricted cash and cash equivalents at the end of the period	$ ---	$ ---

The accompanying notes are an integral part of these condensed financial statements.

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from August 28, 2004 to February 9, 2005

1.    On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek Inc.’s (“Nortek’) former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of Nortek’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transactions described below, Nortek was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”), which was wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transactions”).

On February 10, 2005, NTK Holdings, Inc (“NTK Holdings” or the "Company"), a newly formed Delaware Corporation, issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s shares of capital stock of Nortek Holdings (the “NTK Holdings Formation”). As a result of this exchange, Nortek Holdings became a wholly-owned subsidiary of NTK Holdings and NTK Holdings became a wholly-owned subsidiary of Investors LLC.

Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of Nortek Holdings, Inc., included in this Form 10-K, provides all parent company information for the periods subsequent to the THL Transaction and prior to the NTK Holdings Formation, when NTK Holdings became the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules. The NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of NTK Holdings, Inc., which cover the required periods subsequent to the NTK Holdings Formation, and the Former Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of the Former Nortek Holdings, Inc., which cover the required periods prior to the THL Transaction, are included elsewhere in this Form 10-K and are incorporated herein by reference. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 12, Schedule I — Condensed Financial Information of the Registrant. The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

Beginning on August 28, 2004, NTK Holdings accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. Refer to Notes 1 and 2 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference for a complete discussion of the Acquisition and the Recapitalization.

2.     Refer to Notes 1 and 10 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference, for information pertaining to the accounting for discontinued operations, including the sale of La Cornue SAS and Ply Gem Industries, Inc. during fiscal 2004.

3.    Accrued expenses of approximately $49,200,000 and other long-term liabilities of approximately $45,964,000 as of December 31, 2004 relate to the 2004 Nortek Holdings, Inc. Deferred Compensation Plan, which was set up in connection with the Acquisition. Refer to Note 2 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements for a more complete discussion of the deferred compensation plan and 4. below for payments made in fiscal 2005 under the Plan.

4.    On February 15, 2005, the Company completed the sale of $403,000,000 aggregate principal amount at maturity ($250,408,080 gross proceeds) of its 10 3/4% Senior Discount Notes due March 1, 2014. The 10 3/4% Senior Discount Notes, which are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, including Nortek Holdings and Nortek, were issued and sold in a private Rule 144A offering to institutional investors. On July 5, 2005, the Company filed a registration statement with the SEC to exchange the 10 3/4% Senior Discount Notes for registered notes. The registration statement went effective on July 21, 2005. During the exchange offer period, which closed during the third quarter of 2005, 100% of the 10 3/4% Senior Discount Notes were exchanged for registered notes. The Company will continue to file periodic reports with the SEC as required by the indenture governing the 10 3/4% Senior Discount Notes.

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

The net proceeds of the offering were used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the equity holders of Investors LLC in accordance with the terms of the LLC agreement by and among Investors LLC and its members. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8,200,000. All payments related to this contribution have been made by Nortek Holdings, Inc.

THE FORMER NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE FORMER NORTEK HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the Periods From
	January 1, 2004 -	January 10, 2003 -	January 1, 2003 -
	August 27, 2004	December 31, 2003	January 9, 2003
	(Amounts in thousands)

Revenues:
Investment income	$40	$131	$ ---
Expenses:
Selling, general and administrative expense	4	37	---
Interest expense	24,206	3,594	---
Loss on debt redemption	67,030	---	---
	91,240	3,631	---
Loss from continuing operations before equity in subsidiaries' (loss) earnings	(91,200)	(3,500)	---
Equity in subsidiaries' (loss) earnings before (benefit) provision for income taxes	(61,500)	107,000	(82,700)
(Loss) earnings from continuing operations before (benefit) provision for income taxes	(152,700)	103,500	(82,700)
(Benefit) provision for income taxes	(41,400)	41,400	(21,800)
Loss (earnings) from continuing operations	(111,300)	62,100	(60,900)
Earnings (loss) from discontinued operations	67,400	12,100	(1,000)
Net (loss) earnings	$(43,900)	$74,200	$(61,900)

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

	For the Periods
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)
Cash Flows from operating activities:
(Loss) earnings from continuing operations	$(111,300)	$62,100	$(60,900)
Earnings (loss) from discontinued operations	67,400	12,100	(1,000)
Net (loss) earnings	(43,900)	74,200	(61,900)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Non-cash interest expense, net	24,206	3,593	---
Loss from debt retirement	67,030	---	---
Equity in subsidiaries' (earnings) loss before provision (benefit) for income taxes	61,500	(107,000)	82,700
(Earnings) loss from discontinued operations before provision (benefit) for income taxes	(112,900)	(19,500)	1,600
Current income tax provision (benefit) from continuing operations	5,500	46,200	(27,700)
Deferred federal income tax (credit) provision from continuing operations	(46,900)	(4,800)	5,900
Current income tax provision (benefit) from discontinued operations	64,000	6,900	(600)
Deferred federal income tax (credit) provision from discontinued operations	(18,500)	500	---
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts payable	23	8	---
Accrued expenses and taxes	(11,796)	5,195	---
Total adjustments to net (loss) earnings	32,163	(68,904)	61,900
Net cash (used in) provided by operating activities	(11,737)	5,296	---
Cash Flows from investing activities:
Redemption of publicly held shares in connection with the Recapitalization	---	(469,655)	---
Payment of fees and expenses in connection with the Recapitalization	---	(27,900)	---
Net cash used in investing activities	---	(497,555)	---
Cash Flows from financing activities:
Sale of 10% Senior Discount Notes due 2011, net of fees	---	339,522	---
Issuance of Series B preference stock in connection with the Recapitalization	---	355,923	---
Issuance of Class A common stock in connection with the Recapitalization	---	3,262	---
Issuance of Class A common stock	---	1,500
Dividend to Preferred and Common stock holders	---	(298,474)	---
Dividends and distributions received from Nortek, Inc.	---	---	147,900
Purchase of Nortek, Inc. common stock	---	(41,000)	(4,603)
Net cash provided by financing activities	---	360,733	143,297
Net (decrease) increase in unrestricted cash and cash equivalents	(11,737)	(131,526)	143,297
Cash and cash equivalents at the beginning of the period	11,771	143,297	---
Cash and cash equivalents at the end of the period	$34	$11,771	$143,297

The accompanying notes are an integral part of these condensed financial statements.

THE FORMER NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE FORMER NORTEK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from January 1, 2004 to August 27, 2004 and the year ended December 31, 2003

1.    On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek Inc.’s (“Nortek’) former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of Nortek’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transactions described below, Nortek was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”), which was wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

On February 10, 2005, NTK Holdings, Inc (“NTK Holdings”), a newly formed Delaware Corporation, issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s shares of capital stock of Nortek Holdings (the “NTK Holdings Formation”). As a result of this exchange, Nortek Holdings became a wholly-owned subsidiary of NTK Holdings and NTK Holdings became a wholly-owned subsidiary of Investors LLC.

The Former Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of the Former Nortek Holdings, Inc., included in this Form 10-K, provides all parent company information for the periods prior to the THL Transaction, when the former Nortek Holdings was the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules. The NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of the NTK Holdings, Inc., which cover the required periods subsequent to the NTK Holdings Formation and the Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of Nortek Holdings, Inc., which cover the required periods subsequent to the THL Transaction and prior to the NTK Holdings Formation, are included elsewhere in this Form 10-K and are incorporated herein by reference. The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 12, Schedule I — Condensed Financial Information of the Registrant. The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

Refer to Notes 1 and 2 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference for a complete discussion of the Acquisition and the Recapitalization.

2.    Refer to Notes 1 and 10 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference, for information pertaining to the accounting for discontinued operations, including the sale of La Cornue SAS and Ply Gem Industries, Inc. during fiscal 2004.

3.   On August 27, 2004, in connection with the Acquisition, the Former Nortek Holdings redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ Senior Discount Notes (approximately $376,500,000 of accreted principal as of August 27, 2004) and recorded a pre-tax loss from debt retirement of approximately $67,030,000 in the period from January 1, 2004 to August 27, 2004.

Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of NTK Holdings and its subsidiaries are included in Notes 1, 2, 6 and 9 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference, including information related to debt issued and repaid in connection with the Acquisition.

NTK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charge to		Deduction		Balance at
	Beginning	Charged to Cost	Other		from		End of
	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in thousands)
Classification
For the year-ended December 31, 2003
Allowance for doubtful accounts and sales allowances	$5,968	$3,397	$711 (b	)	$(4,265) (a	)	$5,811

For the year-ended December 31, 2004
Allowance for doubtful accounts and sales allowances	$5,811	$1,573	$509 (b	)	$(2,426) (a	)	$5,467

For the year-ended December 31, 2005
Allowance for doubtful accounts and sales allowances	$5,467	$2,888	$1,130 (b	)	$(2,903) (a	)	$6,582

(a)	Amounts written off, net of recoveries
(b)	Other, including acquisitions

EXHIBIT INDEX
Exhibits marked with an asterisk (*) are filed herewith. The remainder of the exhibits has heretofore been filed with the Commission and is incorporated herein by reference. Exhibits marked with a double asterisk (**) identify each management contract or compensatory plan or arrangement.

2.1	Stock Purchase Agreement among CI Investment Holdings, Inc., Nortek, Inc. and WDS LLC dated as of December 19, 2003 (Exhibit 2.1 to Nortek Form 8-K filed December 22, 2003).

2.2
Stock Purchase Agreement among Kelso Investment Associates VI, L.P., the other sellers named therein, THL Buildco Holdings, Inc. and THL Buildco, Inc. dated as of July 15, 2004 (Exhibit 2.1 to Nortek Form 8-K filed July 16, 2004).

2.3
Amendment No. 1 to Stock Purchase Agreement by and among Kelso & Company, L.P., Third party Stockholders, Richard L. Bready, as the Management Representative on behalf of the Management Stockholders and the Option Sellers, and THL Buildco, Inc. dated August 27, 2004 (Exhibit 10.1 to Nortek Form 8-K filed September 1, 2004).

2.4
THL Buildco, Inc. and Nortek, Inc. $625,000,000 8 ½% Senior Subordinated Notes due 2014 Purchase Agreement dated August 12, 2004 by and among Initial Issuer and the Initial Purchasers (Exhibit 2.9 for Nortek Form S-4 filed October 22, 2004).

2.5	Purchase Agreement, dated as of February 10, 2005 (Exhibit 2.10 to NTK Holdings S-4 filed July 5, 2005).

3.1	Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 for Nortek Form S-4 filed October 22, 2004).

3.2	By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek Form S-4 filed October 22, 2004).

3.3	Certificate of Incorporation of NTK Holdings (Exhibit 3.1 to NTK Holdings S-4 filed July 5, 2005).

3.4	By-Laws of NTK Holdings, Inc. (Exhibit 3.2 to NTK Holdings S-4 filed July 5, 2005).

4.1
Indenture dated as of June 12, 2001 between Nortek, Inc. and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Nortek Registration Statement No. 333-64120 filed July 11, 2001).

4.2
Indenture dated as of August 27, 2004 between THL Buildco, Inc., Guarantors named therein and U.S. Bank National Association, relating to the 8 ½% Senior Subordinated Notes due 2014 (Exhibit 4.1 to Nortek Form 8-K filed September 1 2004).

	4.3
First Supplemental Indenture dated as of August 5, 2004 between Nortek, Inc. and U.S. Bank National Association as the successor in interest to State Street Bank and Trust Company, as Trustee under the Indenture dated June 12, 2001 (Exhibit 4.3 to Nortek Form S-4 filed October 22, 2004).

	4.4
Registration Rights Agreement dated as of August 27, 2004 by and among THL Buildco, Inc., Nortek, Inc., the Guarantors and UBS Securities LLC and Credit Suisse First Boston LLC, Banc of America Securities LLC, Bear, Stearns & Co. Inc., and Sovereign Securities Corporation, LLC as Initial Purchasers of 8 ½% Senior Subordinated Notes due 2014 (Exhibit 4.1 to Nortek Form 8-K filed September 1, 2004).

	4.5
Indenture dated as of February 15, 2005 between NTK Holdings, Inc. and U.S. Bank National Association relating to the 10¾% Senior Discount Notes due 2014 (Exhibit 4.5 to NTK Holdings S-4 filed July 5, 2005).

	4.6
Registration Rights Agreement dated as of February 15, 2005 by and among NTK Holdings, Inc. and Credit Suisse First Boston LLC, as Representative and Banc of America Securities LLC and UBS Securities LLC as Initial Purchasers for the 10¾% Senior Discount Notes due 2014 (Exhibit 4.6 to NTK Holdings S-4 filed July 5, 2005).

**	10.1
Form of Indemnification Agreement between Nortek, Inc. and its directors and certain officers (Appendix C to Nortek Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

**	10.2	Nortek, Inc. Supplemental Executive Retirement Plan C, dated December 18, 2003 (Exhibit 10.23 to Nortek Form 10-K filed March 30, 2004).

**	10.3	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004 (Exhibit 10.2 to Nortek Form 8-K filed September 1, 2004).

**	10.4	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004 (Exhibit 10.3 to Nortek Form 8-K filed September 1, 2004).

**	10.5	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004 (Exhibit 10.4 to Nortek Form 8-K filed September 1, 2004).

	10.6	Consulting Agreement with David B. Hiley, dated as of August 27, 2004 (Exhibit 10.5 to Nortek Form 8-K filed September 1, 2004).

	10.7	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees and dated August 27, 2004 (Exhibit 10.7 to Nortek From 8-K filed September 1, 2004).

	10.8	Deferred Compensation Plan of Nortek Holdings, Inc. dated August 27, 2004 (Exhibit 10.8 to Nortek Form 8-K filed September 1, 2004).

	10.9	Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated August 27, 2004 (Exhibit 10.9 to Nortek From 8-K filed September 1, 2004).

	10.10
Credit Agreement dated August 27, 2004 among Nortek, Inc., Nortek Holdings, Inc. (f/k/a THL Buildco, Inc., THL Buildco Holdings, Inc.), UBS AG, Stamford Branch, UBS AG Canada Branch, Bank of America N.A., Bank of America N.A. (Canada Branch), and certain other Lenders Party thereto (Exhibit 10.10 to Nortek Form 8-K filed September 1, 2004).

**	10.11	First Amendment to Nortek, Inc. Supplemental Executive Retirement Plan C, dated December 6, 2004. (Exhibit 10.12 to Nortek Form 10-K filed March 29, 2005).

	10.12	Brian Kelln Employment Offer Letter dated May 19, 2005 (Exhibit 99 to Nortek Form 8-K filed June 6, 2005).

	10.13
Amendment No. 1, dated as of March 29, 2005, to Credit Agreement dated August 27, 2004 among Nortek, Inc., Nortek Holdings, Inc. (f/k/a THL Buildco, Inc., THL Buildco Holdings, Inc.), UBS AG, Stamford Branch, UBS AG Canada Branch, Bank of America N.A., Bank of America N.A. (Canada Branch), and certain other Lenders Party thereto (Exhibit 10.15 to NTK Holdings, Inc. S-4 filed July 5, 2005).

**	10.14	Limited Liability Company Agreement of THL-Nortek Investors, LLC dated as of August 27, 2004. (Exhibit 10.14 to Nortek Form 10-K filed March 9, 2006).

**	10.15	First Amendment to Limited Liability Company Agreement of THL-Nortek Investors, LLC dated as of February 10, 2005. (Exhibit 10.15 to Nortek Form 10-K filed March 9, 2006).

	10.16	Amendment No. 1 to Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated February 10, 2005. (Exhibit 10.16 to Nortek Form 10-K filed March 9, 2006).

*	14.1	Code of Ethics.

*	21.1	List of subsidiaries.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Section 1350 Certification.

*	32.2	Section 1350 Certification.