Form 10-Q
period 2006-04-01
NTK Holdings, Inc.
filed 2006-05-10
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of May 5, 2006 was 3,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	April 1,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$70,158	$77,175
Accounts receivable, less allowances of $6,694 and $6,582	302,931	272,191
Inventories:
Raw materials	77,762	75,159
Work in process	24,309	21,400
Finished goods	153,748	145,753
	255,819	242,312

Prepaid expenses	11,167	10,510
Other current assets	26,610	26,329
Prepaid income taxes	15,890	20,955
Total current assets	682,575	649,472

Property and Equipment, at Cost:
Land	10,536	8,784
Buildings and improvements	88,780	84,310
Machinery and equipment	148,758	141,112
	248,074	234,206
Less accumulated depreciation	36,680	28,717
Total property and equipment, net	211,394	205,489

Other Assets:
Goodwill	1,379,115	1,381,350
Intangible assets, less accumulated amortization of $31,581 and $27,328	114,593	114,474
Deferred debt expense	40,699	42,098
Restricted investments and marketable securities	4,018	4,015
Other assets	7,564	7,711
	1,545,989	1,549,648
	$2,439,958	$2,404,609
Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$5,714	$4,915
Current maturities of long-term debt	18,246	14,786
Accounts payable	180,533	159,015
Accrued expenses and taxes, net	168,712	187,183
Total current liabilities	373,205	365,899

Other Liabilities:
Deferred income taxes	2,661	4,119
Other	218,426	215,388
	221,087	219,507

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,636,714	1,628,677

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at April 1, 2006 and December 31, 2005	---	---
Additional paid-in capital	130,264	130,181
Retained earnings	70,600	52,800
Accumulated other comprehensive income	8,088	7,545
Total stockholder's investment	208,952	190,526
Total Liabilities and Stockholder's Investment:	$2,439,958	$2,404,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net Sales	$534,542	$434,118

Costs and Expenses:
Cost of products sold	370,468	309,459
Selling, general and administrative expense	95,337	79,588
Amortization of intangible assets	4,221	4,333
	470,026	393,380
Operating earnings	64,516	40,738
Interest expense	(36,124)	(37,184)
Investment income	708	446
Earnings before provision for income taxes	29,100	4,000
Provision for income taxes	11,300	1,700
Net earnings	$17,800	$2,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Cash Flows from operating activities:
Net earnings	$17,800	$2,300

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization expense, including amortization of purchase price allocated to inventory	12,250	11,615
Non-cash interest expense, net	8,705	6,064
Non-cash stock-based compensation expense	83	79
Loss (gain) on sale of fixed assets	134	(280)
Deferred federal income tax provision	3,500	1,100
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(23,400)	(17,313)
Inventories	(10,183)	(17,036)
Prepaids and other current assets	775	612
Accounts payable	16,934	21,793
Accrued expenses and taxes	(16,617)	(31,520)
Long-term deferred compensation	755	(57,737)
Long-term assets, liabilities and other, net	(696)	4,395
Total adjustments to net earnings	(7,760)	(78,228)
Net cash provided by (used in) operating activities	10,040	(75,928)
Cash Flows from investing activities:
Capital expenditures	(12,106)	(3,683)
Net cash paid for businesses acquired	(7,900)	---
Proceeds from the sale of property and equipment	129	5,830
Change in restricted cash and marketable securities	(3)	---
Other, net	(1,455)	(399)
Net cash (used in) provided by investing activities	(21,335)	1,748
Cash Flows from financing activities:
Increase in borrowings	9,362	3,501
Payment of borrowings	(5,030)	(6,595)
Sale of 10 3/4% Senior Discount Notes	---	244,708
Dividend to THL-Nortek Investors, LLC	---	(186,971)
Other, net	(54)	(207)
Net cash provided by financing activities	4,278	54,436
Net decrease in unrestricted cash and cash equivalents	(7,017)	(19,744)
Unrestricted cash and cash equivalents at the beginning of the period	77,175	94,955
Unrestricted cash and cash equivalents at the end of the period	$70,158	$75,211

Supplemental disclosure of cash flow information:

Interest paid	$39,791	$44,630

Income taxes paid, net	$2,390	$6,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 2, 2005
(Dollar amounts in thousands)

		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$316,823	$(4,100)	$9,065	$ ---
Net earnings	---	2,300	---	2,300
Other comprehensive income (loss):
Currency translation adjustment	---	---	(2,243)	(2,243)
Unrealized decline in the fair value of marketable securities	---	---	(6)	(6)
Comprehensive income				$51
Dividend to THL-Nortek Investors, LLC	(186,971)	---	---
Stock-based compensation	79	---	---
Balance, April 2, 2005	$129,931	$(1,800)	$6,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 1, 2006
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$130,181	$52,800	$7,545	$ ---
Net earnings	---	17,800	---	17,800
Other comprehensive income:
Currency translation adjustment	---	---	543	543
Comprehensive income				$18,343
Stock-based compensation	83	---	---
Balance, April 1, 2006	$130,264	$70,600	$8,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2006 AND APRIL 2, 2005
(A)        NTK Holdings, Inc. (the “Company” or “NTK Holdings”) is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”). NTK Holdings became the parent company of Nortek Holdings on February 10, 2005. The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”), for periods prior to February 10, 2005, reflect the financial position, results of operations and cash flows of Nortek Holdings and all of its wholly-owned subsidiaries and from February 10, 2005, reflect the financial position, results of operations and cash flows of NTK Holdings.

The Unaudited Financial Statements include the accounts of Nortek Holdings and NTK Holdings, as appropriate, and all of their wholly-owned subsidiaries, after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On May 5, 2006, the Company filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock (the “Offering”) (see Note J).

Stock-Based Compensation of Employees, Officers and Directors

In connection with the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. (the “THL Transaction”) on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. Since the initial distribution of the C-1 and C-2 Units on August 27, 2004, approximately 1,994 and 3,949 additional C-1 Units and C-2 Units, respectively, have been granted to certain of the Company’s officers and employees, net of forfeitures. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 10,959 and 9,065 were vested at April 1, 2006 and December 31, 2005, respectively. The total fair value of the C-1 units is approximately $1,100,000. Approximately $544,000 remains to be amortized at April 1, 2006. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of April 1, 2006 and December 31, 2005, there was approximately $1,600,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

Prior to January 1, 2006, the Company used the fair value method of accounting for stock-based employee compensation in accordance with Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

Under SFAS No. 123R, the Company adopted the modified-prospective transition method of accounting for stock-based compensation. Under the modified-prospective transition method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value beginning January 1, 2006. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R was adopted are based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123.

The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $100,000 for each of the three months ended April 1, 2006 and April 2, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note E) and a portion has been recorded in Unallocated.

Deferred Compensation

In connection with the THL Transaction on August 27, 2004, certain members of Nortek’s management, including certain of the Company’s executive officers, became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for option cancellations without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equaled the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan will track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that are payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate amount of approximately $111,800,000 for all participants. On February 18, 2005, Nortek Holdings made a distribution to the participants of its deferred compensation plan in the amount of approximately $57,700,000 (see Notes B and J).

At April 1, 2006 and December 31, 2005, other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet include approximately $49,774,000 and $49,019,000 related to this deferred compensation plan and is net of unamortized discount of approximately $4,300,000 and $5,000,000, respectively (see Note B).

In connection with accounting for the purchase price for the Acquisition, the Company recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At April 1, 2006 and December 31, 2005, the remaining deferred tax benefit was approximately $17,724,000 and $17,460,000, which is included in deferred income taxes in the accompanying unaudited condensed consolidated balance sheet.

Goodwill

The following table presents a summary of the activity in goodwill for the three months ended April 1, 2006 and for the year ended December 31, 2005:

(Dollar amounts in thousands)

Balance as of December 31, 2004	$1,295,105
Acquisitions during the year ended December 31, 2005	91,881
Purchase accounting adjustments	(4,831)
Impact of foreign currency translation	(805)
Balance as of December 31, 2005	1,381,350
Acquisitions during the three months ended April 1, 2006	861
Purchase accounting adjustments	(3,118)
Impact of foreign currency translation	22
Balance as of April 1, 2006	$1,379,115

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C). Approximately $100,000 and $56,100,000 of goodwill associated with certain companies acquired during the three months ended April 1, 2006 and the year ended December 31, 2005, respectively, will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

(B)
On February 15, 2005, the Company completed the sale of $403,000,000 aggregate principal amount at maturity ($250,408,080 gross proceeds) of its 10 3/4% Senior Discount Notes due March 1, 2014 (the “10 3/4% Senior Discount Notes”). The 10 3/4% Senior Discount Notes are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, including Nortek Holdings and Nortek.

The accreted value of the 10 3/4% Senior Discount Notes will increase from the date of issuance at a rate of 10 3/4% per annum compounded semi-annually such that the accreted value would, if no prior redemptions are made, equal the principal amount of $403,000,000 in September 2009. The carrying value of the 10 3/4% Senior Discount Notes was approximately $281,849,000 and $274,597,000 at April 1, 2006 and December 31, 2005, respectively.

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

The sale of the 10 3/4% Senior Discount Notes was used to pay a dividend of approximately $187,000,000 to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187,000,000 to the holders of its Class A membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management. In addition, on February 18, 2005, NTK Holdings contributed approximately $57,700,000 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8,200,000, which the Company has included in interest expense in the accompanying unaudited condensed consolidated statement of operations for the three months ended April 2, 2005. All payments related to this contribution were made by Nortek Holdings, Inc.

As of April 1, 2006, there was approximately $205,000,000 available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Subsequent to the transaction discussed below, there will be approximately $2,000,000 available for Restricted Payments by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $150,700,000 at April 1, 2006 and subsequent to the transaction discussed below, the amount available for such payments under Nortek’s Senior Secured Credit Facility is expected to be approximately $122,700,000.

Prior to the completion of the Offering, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions (see Note J).

(C)       On February 22, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3,300,000. Furman is located in Petaluma, CA and designs and sells audio and video signal processors, as well as, innovative AC power conditioning and distribution products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2,400,000. The majority ownership transaction relating to MSH is still in the process of being finalized with the Chinese authorities. Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.

On December 9, 2005, the Company, through Linear, acquired the stock of GTO, Inc. (“GTO”) for approximately $28,200,000 in cash, plus contingent consideration of approximately $100,000 which was paid in the first quarter of 2006. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its wholly-owned subsidiary, Elan Home Systems, LLC (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

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

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration of approximately $4,500,000 which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

Acquisitions contributed approximately $31,500,000, $700,000 and $1,200,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the three months ended April 1, 2006. With the exception of IMS, which is included in the Air Conditioning and Heating Products Segment, all acquisitions are included in the Home Technology Products Segment in the Company’s segment reporting (see Note E).

During each of the three months ended April 1, 2006 and April 2, 2005, the Company recorded approximately $100,000, respectively, of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $40,500,000.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed by the end of 2006.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)        Operating results for the three months ended April 1, 2006 include a non-cash foreign exchange gain of approximately $100,000 and the operating results for the three months ended April 2, 2005 include a non-cash foreign exchange loss of approximately $500,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating results for the three months ended April 2, 2005 includes a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note G).

During each of the three months ended April 1, 2006 and April 2, 2005 the Company recorded a pre-tax charge to operations of approximately $100,000, respectively, for compensation expense in accordance with SFAS No. 123R and SFAS No. 123, respectively, (see Note A).

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. Nortek expensed approximately $600,000 and $500,000 for the three months ended April 1, 2006 and April 2, 2005, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

(E)       The Company is a leading diversified manufacturer of innovative, branded residential and commercial products, which is organized within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. The Air Conditioning and Heating Products Segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning (“HVAC”) businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations were not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible asset amortization and goodwill, is reflected in the applicable operating segment, which are the Company’s reporting units.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products Segment separately. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net sales:
Residential ventilation products	$211,663	$197,133
Home technology products	107,504	63,891
Air conditioning and heating products	215,375	173,094
Consolidated net sales	$534,542	$434,118

Operating earnings:
Residential ventilation products (1)	$36,056	$26,853
Home technology products	17,307	10,840
Air conditioning and heating products	17,933	7,339
Subtotal	71,296	45,032
Unallocated:
Stock-based compensation charges	(100)	(100)
Foreign exchange gain (loss) on intercompany debt	100	(100)
Gain on legal settlement	---	1,400
Unallocated, net	(6,780)	(5,494)
Consolidated operating earnings	64,516	40,738
Interest expense	(36,124)	(37,184)
Investment income	708	446
Earnings before provision for income taxes	$29,100	$4,000

(1)
The operating results of the Residential Ventilation Products Segment for the three months ended April 2, 2005 include a non-cash foreign exchange loss of approximately $400,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures for the Company’s segments for the periods presented below were as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Depreciation Expense:
Residential ventilation products	$3,180	$2,934
Home technology products	890	494
Air conditioning and heating products	3,681	3,198
Other	172	225
Consolidated depreciation expense	$7,923	$6,851

Amortization expense:
Residential ventilation products	$1,507	$1,940
Home technology products (1)	2,104	1,896
Air conditioning and heating products	591	803
Other	125	125
Consolidated amortization expense	$4,327	$4,764

Capital Expenditures:
Residential ventilation products	$4,635	$1,934
Home technology products	1,892	513
Air conditioning and heating products	5,456	2,881
Other	123	237
Consolidated capital expenditures	$12,106	$5,565

(1)  Includes amortization of approximately $100,000 and $400,000 for the three months ended April 1, 2006 and April 2, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

As noted above, during the fourth quarter of 2005 the Company changed the composition of its reporting segments. Segment information for the second and third quarter of 2005 have been restated and are presented below:

	For the three months ended
	July 2, 2005	October 1, 2005
Net sales:	(Dollar amounts in thousands)
Residential ventilation products	$202,501	$198,479
Home technology products	76,427	100,598
Air conditioning and heating products	219,932	223,789
Consolidated net sales	$498,860	$522,866

Operating earnings:
Residential ventilation products	$30,978	$30,784
Home technology products	14,968	20,589
Air conditioning and heating products	20,434	22,154
Subtotal	66,380	73,527
Unallocated:
Stock-based compensation charges	(100)	(100)
Foreign exchange loss on intercompany debt	(200)	---
Unallocated, net	(7,101)	(5,959)
Consolidated operating earnings	58,979	67,468
Interest expense	(32,741)	(34,332)
Investment income	362	264
Earnings before provision for income taxes	$26,600	$33,400

Depreciation Expense:
Residential ventilation products	$2,851	$2,805
Home technology products	489	601
Air conditioning and heating products	3,168	3,239
Other	199	231
Consolidated depreciation expense	$6,707	$6,876

Amortization expense:
Residential ventilation products	$1,937	$2,285
Home technology products	1,527	1,552
Air conditioning and heating products	797	797
Other	124	126
Consolidated amortization expense	$4,385	$4,760

Capital Expenditures:
Residential ventilation products	$1,861	$1,841
Home technology products	473	549
Air conditioning and heating products	4,796	4,316
Other	19	225
Consolidated capital expenditures	$7,149	$6,931

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 38.8% and 42.5% for the periods presented:

	For the three months ended
	April 1, 2006	April 2, 2005
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	2.1	3.7
Tax effect resulting from foreign activities	1.0	(1.1)
Non-deductible expenses	0.7	0.6
Other, net	---	4.3
Income tax provision at estimated effective rate	38.8%	42.5%

(G)       As of April 1, 2006, the Company’s former subsidiary, Ply Gem Industries, Inc. (“Ply Gem”), has guaranteed approximately $23,100,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $900,000 at April 1, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12,000,000 and $12,500,000 at April 1, 2006 and December 31, 2005, respectively. Approximately $5,400,000 of short-term liabilities and approximately $6,600,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at April 1, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the three months ended April 2, 2005 (see Note D).

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the three months ended April 1, 2006 and April 2, 2005 are as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Balance, beginning of period	$34,843	$30,319
Warranties provided during period	7,349	4,424
Settlements made during period	(4,207)	(4,171)
Changes in liability estimate, including acquisitions	189	250
Balance, end of period	$38,174	$30,822

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

(H)
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

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Dollar amounts in thousands)

Balance at December 31, 2004	$3,150		$30	$3,180
Payments and asset write downs	(454)		(30)	(484)
Other	(10)		---	(10)
Balance at April 2, 2005	$2,686	$	---	$2,686

Balance at December 31, 2005	$1,031		$241	$1,272
Payments and asset write downs	(418)		(150)	(568)
Other	---		(91)	(91)
Balance at April 1, 2006	$613	$	---	$613

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

(I)         The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2,300,000 and $3,600,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $13,300,000 to its defined benefit pension plans in 2006. As of April 1, 2006, approximately $1,000,000 of contributions have been made and it is estimated that approximately $2,500,000 will be paid in the second quarter of 2006, approximately $7,300,000 will be paid in the third quarter of 2006 and approximately $2,500,000 will be paid in the fourth quarter of 2006.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Service cost	$337	$340
Interest cost	2,215	2,259
Expected return on plan assets	(2,245)	(2,147)
Recognized actuarial loss	4	5
Net periodic benefit cost	$311	$457

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Service cost	$101	$112
Interest cost	360	619
Amortization of prior service cost	(1,033)	---
Recognized actuarial loss	23	---
Net periodic post retirement health benefit (income) cost	$(549)	$731

During 2005, the Company notified certain retirees (approximately 199 former employees of the Company’s subsidiary NuTone, Inc.) that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a negative plan amendment to the NuTone post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22,200,000 which is being amortized into income by the Company through February 2011.

On June 8, 2005, the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, as of April 1, 2006, to cover approximately 4.3% of the Company’s employees (417 employees), which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the United States National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. On April 28, 2006, the United States National Labor Relations Board dismissed this complaint. The union has until May 11, 2006 to file an appeal. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Accordingly, under this implemented final offer the Company may experience a curtailment gain of up to approximately $22,600,000, net of tax, including recording the unamortized plan amendment related to the retirees noted above.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy, accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of April 1, 2006 or April 2, 2005.

(J)        On April 3, 2006, Nortek amended and restated the credit agreement for its senior secured credit facility, expanding its $100,000,000 revolving credit facility to $200,000,000 and modifying certain covenants. The amendment provides Nortek with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of April 3, 2006, Nortek had approximately $170,000,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian portion of its revolving credit facility. As of May 5, 2006, there was approximately $45,000,000 outstanding under the U.S. portion of Nortek’s revolving credit facility and no outstanding borrowings under the Canadian portion of Nortek’s revolving credit facility.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 fo fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

Prior to the completion of the Offering, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions.

As noted in Note A, on May 5, 2006, the Company filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. The net proceeds from the Offering will be utilized to (1) repay all amounts outstanding under the new senior unsecured loan facility as noted above, (2) redeem all of Nortek’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of the Company’s outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under Nortek’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest.

NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 1, 2006
AND THE FIRST QUARTER ENDED APRIL 2, 2005

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NTK Holdings, Inc. and its wholly-owned subsidiaries (individually and collectively the “Company” or “NTK Holdings”) are leading diversified manufacturers of innovative, branded residential and commercial products, operating within three reporting segments: the Residential Ventilation Products segment, the Home Technology Products segment and the Air Conditioning and Heating Products segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments. Through its reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market. As used in this report, the terms “Company” and “NTK Holdings” refer to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “NTK Holdings” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products segment separately. In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The Residential Ventilation Products (“RVP”) segment manufactures and sells room and whole house ventilation products and other products primarily for the professional remodeling and replacement, residential new construction and DIY markets. The principal products sold by this segment include:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The Home Technology Products (“HTP”) segment manufactures and sells a broad array of products designed to provide convenience and security for residential and light commercial applications. The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures, and
•	structured wiring.

The Air Conditioning and Heating Products (“HVAC”) segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. The principal products sold by this segment are:

•	split system air conditioners and heat pumps,
•	furnaces and related equipment,
•	air handlers, and
•	large custom roof top cooling and heating products.

NTK Holdings Formation

NTK Holdings is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”). NTK Holdings became the parent company of Nortek Holdings on February 10, 2005. Nortek Holdings is a wholly-owned subsidiary of NTK Holdings and Nortek, Inc. (“Nortek”) is a wholly-owned subsidiary of Nortek Holdings.

Financial Statement Presentation

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”), for periods prior to February 10, 2005, reflect the financial position, results of operations and cash flows of Nortek Holdings and all of its wholly-owned subsidiaries and from February 10, 2005, reflect the financial position, results of operations and cash flows of NTK Holdings.

Acquisitions

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

On February 22, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3,300,000. Furman is located in Petaluma, CA and designs and sells audio and video signal processors, as well as, innovative AC power conditioning and distribution products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2,400,000. The majority ownership transaction relating to MSH is still in the process of being finalized with the Chinese authorities. Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.

On December 9, 2005, the Company, through Linear, acquired the stock of GTO, Inc. (“GTO”) for approximately $28,200,000 in cash, plus contingent consideration of approximately $100,000 which was paid in the first quarter of 2006. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its wholly-owned subsidiary, Elan Home Systems, LLC (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

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

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration of approximately $4,500,000 which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $40,500,000.

These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Home Technology Products segment, with the exception of IMS, Huntair and Cleanpak, which are classified in the Company’s Air Conditioning and Heating Products segment. Accordingly, the results of these acquisitions are included in the Company’s unaudited condensed consolidated results since the date of their acquisition.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill and Other Long-Lived Assets
•	Pensions and Post Retirement Health Benefits
•	Insurance Liabilities, and
•	Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the three months ended April 1, 2006 and April 2, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the three months ended April 1, 2006 and April 2, 2005:

			Change in the First Quarter 2006
			as Compared to the
	For the First Quarter Ended		First Quarter 2005
	April 1, 2006	April 2, 2005	$	%
	(Dollar amounts in thousands)
Net sales:
Residential ventilation products	$211,663	$197,133	$14,530	7.4%
Home technology products	107,504	63,891	43,613	68.3
Air conditioning and heating products	215,375	173,094	42,281	24.4
Consolidated net sales	$534,542	$434,118	$100,424	23.1%

Operating earnings:
Residential ventilation products	$36,056	$26,853	$9,203	34.3%
Home technology products	17,307	10,840	6,467	59.7
Air conditioning and heating products	17,933	7,339	10,594	*
Subtotal	71,296	45,032	26,264	58.3
Unallocated:
Stock-based compensation charges	(100)	(100)	---	---
Foreign exchange gain (loss) on intercompany debt	100	(100)	200	*
Gain on legal settlement	---	1,400	(1,400)	(100.0)
Unallocated, net	(6,780)	(5,494)	(1,286)	(23.4)
Consolidated operating earnings	$64,516	$40,738	$23,778	58.4%

Depreciation and amortization expense:
Residential ventilation products	$4,687	$4,874	$(187)	(3.8)%
Home technology products	2,994	2,390	604	25.3
Air conditioning and heating products	4,272	4,001	271	6.8
Unallocated	297	350	(53)	(15.1)
	$12,250	$11,615	$635	5.5%

Operating earnings margin:
Residential ventilation products	17.0%	13.6%
Home technology products	16.1	17.0
Air conditioning and heating products	8.3	4.2
Consolidated	12.1%	9.4%

Depreciation and amortization
expense as a % of net sales:
Residential ventilation products	2.2%	2.5%
Home technology products	2.8	3.7
Air conditioning and heating products	2.0	2.3
Consolidated	2.3%	2.7%

* not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the first three months ended April 1, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the
			First Quarter 2006 as Compared
	For the First Quarter Ended		to the First Quarter 2005
	April 1, 2006	April 2, 2005	$	%
	(Dollar amounts in millions)

Net sales	$534.5	$434.1	$100.4	23.1%
Cost of products sold	370.5	309.5	(61.0)	(19.7)
Selling, general and administrative expenses, net	95.3	79.6	(15.7)	(19.7)
Amortization of intangible assets	4.2	4.3	0.1	2.3
Operating earnings	64.5	40.7	23.8	58.4
Interest expense	(36.1)	(37.2)	1.1	3.0
Investment income	0.7	0.5	0.2	40.0
Earnings before provision for income taxes	29.1	4.0	25.1	*
Provision for income taxes	11.3	1.7	(9.6)	*
Net earnings	$17.8	$2.3	$15.5	* %

	Percentage of Net Sales		Change in Percentage for the
	First Quarter Ended		First Quarter 2006 as Compared
	April 1, 2006	April 2, 2005	to the First Quarter 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.3	71.3	2.0
Selling, general and administrative expenses, net	17.8	18.3	0.5
Amortization of intangible assets	0.8	1.0	0.2
Operating earnings	12.1	9.4	2.7
Interest expense	(6.8)	(8.6)	1.8
Investment income	0.1	0.1	---
Earnings before provision for income taxes	5.4	0.9	4.5
Provision for income taxes	2.1	0.4	(1.7)
Net earnings	3.3%	0.5%	2.8%

* not meaningful

The Company’s reporting segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, the Company attempts to make appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold.

Net Sales. Consolidated net sales increased approximately $100,400,000 or 23.1% for the first quarter of 2006 as compared to the first quarter of 2005 as discussed further in the following paragraphs.

In the Residential Ventilation Products segment, net sales increased approximately $14,500,000 or 7.4% for the first quarter of 2006 as compared to the first quarter of 2005. Net sales in the RVP segment for the first quarter of 2006 reflect a decrease of approximately $1,500,000 attributable to the effect of changes in foreign currency exchange rates.

The increase in net sales in the RVP segment for the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to higher average unit sales prices and sales volume of range hoods and bathroom exhaust fans, in part, from the sale of new products with higher price points. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 85.4% of total segment net sales in the first quarter of 2006. Sales of range hoods and bathroom exhaust fans increased approximately 8.2% over the first quarter of 2005.

In the Home Technology Products segment, net sales increased approximately $43,600,000 or 68.3% for the first quarter of 2006 as compared to the first quarter of 2005. The increase in net sales in the HTP segment for the first quarter of 2006 includes approximately $26,300,000 attributable to acquisitions and the balance of the increase is predominately due to increased sales volume of audio and video distribution equipment, speakers and access control devices.

In the Air Conditioning and Heating Products segment, net sales increased approximately $42,300,000 or 24.4% for the first quarter of 2006 as compared to the first quarter of 2005. Net sales in the HVAC segment for the first quarter of 2006 include (1) a decrease of approximately $300,000 attributable to the effect of changes in foreign currency exchange rates and (2) an increase of approximately $5,200,000 attributable to acquisitions. Net sales in the Air Conditioning and Heating Products segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers increased approximately 48.6% over the first quarter of 2005. The increase in net sales in the HVAC segment for the first quarter of 2006 as compared to the first quarter of 2005 was due principally to increased sales volume and higher average sales prices of products with a rating lower than 13 SEER sold to residential site-built and manufactured housing customers, favorable weather conditions and to a lesser extent, from increased sales of 13 SEER products. The increased sales volume of products with a rating lower than 13 SEER was partially driven by the change in the minimum seasonal energy efficiency rating (“SEER”) for residential central air conditioners to 13 SEER on January 23, 2006. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.4% and 6.3% of the Company’s consolidated net sales for the first quarters of 2006 and 2005, respectively. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down in the first quarter of 2006 as compared to the same period in 2005 principally at the Company’s United Kingdom subsidiary, Eaton Williams.

Cost of Products Sold. Consolidated cost of products sold was approximately $370,500,000 for the first quarter of 2006 as compared to approximately $309,500,000 for the first quarter of 2005. Cost of products sold, as a percentage of net sales, decreased from approximately 71.3% in the first quarter of 2005 to approximately 69.3% for the first quarter of 2006, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 43.8% and 45.0% of net sales for the first quarters of 2006 and 2005, respectively. Although the Company continued to experience higher material costs related primarily to purchases of steel, copper and aluminum, as well as, increased transportation and energy costs, these cost increases were offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As noted in the previous paragraph, during the first quarter of 2006, the Company experienced an increase in freight costs due primarily to increased sales volume and rising energy prices. This increase was partially offset by favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on the increased volumes, as well as cost reduction measures, thereby reducing the overall effect on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the Residential Ventilation Products segment, cost of products sold for the first quarter of 2006 was approximately $144,600,000, or 68.3% as a percentage of the RVP segment’s net sales, as compared to approximately $136,600,000, or 69.3% as a percentage of the RVP segment’s net sales, in the first quarter of 2005. The decrease in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects the effect of higher average unit sales prices without a proportionate increase in costs. Cost of products sold in the RVP segment for the first quarter of 2006 includes a decrease of approximately $1,400,000 related to the effect of changes in foreign currency exchange rates.

In the Home Technology Products segment, cost of products sold for the first quarter of 2006 was approximately $56,700,000, or 52.7% as a percentage of the HTP segment’s net sales, as compared to approximately $33,600,000, or 52.6% as a percentage of the HTP segment’s net sales, in the first quarter of 2005. The increase in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects higher material costs of acquired businesses as compared to the businesses in the HTP segment prior to the acquisitions. Cost of products sold in the HTP segment for the first quarter of 2006 reflects approximately $15,100,000 of cost of products sold contributed from acquisitions, including a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory. Cost of products sold in the HTP segment for first quarter of 2005 includes (1) a non-cash charge of approximately $300,000 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. and (2) a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of an acquisition.

In the Air Conditioning and Heating Products segment, cost of products sold for the first quarter of 2006 was approximately $169,200,000, or 78.6% as a percentage of the HVAC segment’s net sales, as compared to approximately $139,300,000, or 80.5% as a percentage of the HVAC segment’s net sales, for the first quarter of 2005. The decrease in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects the effect of increased average unit sales prices, partially offset by higher material costs. Cost of products sold in the HVAC segment in the first quarter of 2006 includes (1) a decrease of approximately $300,000 related to the effect of changes in foreign currency exchange rates and (2) an increase of approximately $4,100,000 attributable to an acquisition in the HVAC segment.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense (“SG&A”) was approximately $95,300,000 for the first quarter of 2006 as compared to approximately $79,600,000 for the first quarter of 2005. SG&A as a percentage of net sales decreased from approximately 18.3% for the first quarter of 2005 to approximately 17.8% for the first quarter of 2006.

SG&A for the first quarter of 2006 includes (1) approximately $11,500,000 from acquisitions in the Home Technology Products segment and the Air Conditioning and Heating Products segment, (2) a decrease of approximately $1,700,000 of displays expense in the Residential Ventilation Products segment, (3) an increase in net sales in the Air Conditioning and Heating Products segment without a proportionate increase in expense, (4) a decrease of approximately $200,000, all of which is included in the Air Conditioning and Heating Products segment, related to the effect of changes in foreign currency exchange rates, (5) a non-cash foreign exchange gain of approximately $100,000, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (6) approximately $100,000 of stock-based compensation expense, all of which is recorded in Unallocated.

SG&A for the first quarter of 2005 includes (1) approximately $100,000 of stock-based compensation expense, all of which is recorded in Unallocated, (2) a non-cash foreign exchange loss of approximately $500,000, of which approximately $400,000 is recorded in the Residential Ventilation Products segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1,400,000, all of which is recorded in Unallocated, from the settlement of certain obligations of former subsidiaries (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, decreased from approximately 1.0% in the first quarter of 2005 to approximately 0.8% in the first quarter of 2006. This decrease is principally a result of utilizing accelerated amortization methods, partially offset by increased amortization of intangible assets in the Home Technology Products segment as compared to the same period in 2005 arising primarily from acquisitions in 2005 and 2006.

Depreciation Expense. Depreciation expense increased approximately $1,100,000 from approximately $6,800,000 for the first quarter of 2005 to approximately $7,900,000 for the first quarter of 2006. This increase is primarily attributable to the impact of capital expenditures, as well as acquisitions, which represented approximately $400,000 of the increase.

Operating Earnings. Consolidated operating earnings improved by approximately $23,800,000 from approximately $40,700,000, or 9.4% as a percentage of net sales, for the first quarter of 2005 to approximately $64,500,000, or 12.1% as a percentage of net sales, for the first quarter of 2006 as a result of the factors discussed above and that follow.

Operating earnings of the Residential Ventilation Products segment for the first quarter of 2006 were approximately $36,100,000 as compared to approximately $26,900,000 for the first quarter of 2005. Operating earnings in the Residential Ventilation Products segment for the first quarter of 2006 improved over the same period in 2005 primarily as a result of higher average unit sales prices and volume of range hoods and bathroom exhaust fans, partially offset by higher material costs. Operating earnings of the RVP segment for the first quarter of 2006 as compared to the first quarter of 2005 reflects (1) a decrease of approximately $1,700,000 of displays expense, (2) a decrease in earnings of approximately $100,000 from the effect of foreign currency exchange rates and (3) approximately $200,000 of increased depreciation expense of property and equipment and approximately $400,000 of decreased amortization of intangible assets. Operating earnings of the Residential Ventilation Products segment for the first quarter of 2005 reflects a non-cash foreign exchange loss of approximately $400,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the Home Technology Products segment for the first quarter of 2006 was approximately $17,300,000 as compared to approximately $10,800,000 for the first quarter of 2005. The increase in operating earnings in the Home Technology Products segment in the first quarter of 2006 over the same period in 2005 is primarily as a result of increased net sales volume of audio and video distribution equipment, speakers and access control devices. Operating earnings of the HTP segment for the first quarter of 2006 reflects (1) approximately $700,000 of operating earnings contributed by acquisitions, (2) approximately $400,000 of increased depreciation expense of property and equipment and approximately $500,000 of increased amortization of intangible assets, primarily attributable to acquisitions, which is included in the impact of acquisitions noted above and (3) a non-cash charge of approximately $100,000, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Operating earnings of the Home Technology Products segment for the first quarter of 2005 reflects (1) a non-cash charge of approximately $300,000 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. and (2) a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of an acquisition.

Operating earnings of the Air Conditioning and Heating Products segment were approximately $17,900,000 for the first quarter of 2006 as compared to approximately $7,300,000 for the first quarter of 2005. Operating earnings in the Air Conditioning and Heating Products segment for the first quarter of 2006 improved over the same period in 2005 as a result of increased sales volume of products with a rating lower than 13 SEER sold to residential site-built and manufactured housing customers, favorable weather conditions and to a lesser extent, from increased sales of 13 SEER products. The increased sales volume of products with a rating lower than 13 SEER was partially driven by the change in the minimum SEER rating to 13 SEER on January 23, 2006, improved manufacturing efficiencies, as well as increased average unit sales prices related to 13 SEER products sold, partially offset by higher material costs within the entire HVAC segment. Operating earnings of the HVAC segment for the first quarter of 2006 reflects (1) an increase in earnings of approximately $200,000 from the effect of foreign currency exchange rates and (2) approximately $500,000 of increased depreciation expense of property and equipment attributable primarily to capital expenditures and approximately $200,000 of decreased amortization of intangible assets.

The operating expense in Unallocated was approximately $6,800,000 for the first quarter of 2006 as compared to approximately $4,300,000 for the first quarter of 2005. The increase in operating expense for the first quarter of 2006 as compared to the same period of 2005 in Unallocated is primarily due to the items noted below. Operating expense in Unallocated for the first quarter of 2006 reflects (1) approximately $100,000 of stock-based compensation charges and (2) a non-cash foreign exchange gain of approximately $100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating expense in Unallocated for the first quarter of 2005 reflects (1) approximately $100,000 of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1,400,000 from the settlement of certain obligations (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 11.1% and 7.0% of operating earnings (before unallocated and corporate expenses) for the first quarters of 2006 and 2005, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense decreased approximately $1,100,000 or approximately 3.0% during the first quarter of 2006 as compared to the first quarter of 2005. During the first quarter of 2006, the Company experienced increases in interest expense related to (1) approximately $3,700,000 from increased interest rates related primarily to Nortek’s Senior Secured Credit Facility and (2) approximately $3,800,000 of interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes, due primarily to such notes being outstanding for the full quarter in 2006 versus approximately half the quarter in 2005. Interest expense in the first quarter of 2005 included approximately $8,600,000 of additional expense associated with the amortization of the Nortek Holdings deferred compensation plan (see Note A of the Notes to the Unaudited Financial Statements included elsewhere herein).

Investment Income. Investment income was approximately $700,000 and $500,000 for the first quarter of 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $11,300,000 for the first quarter of 2006 as compared to approximately $1,700,000 for the first quarter of 2005. The income tax rates in both the first quarter of 2006 and 2005 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

EBITDA. The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance.

The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with acquisitions, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarters of 2006 and 2005:

	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net earnings (1)	$17,800	$2,300
Provision for income taxes	11,300	1,700
Interest expense (2)	36,124	37,184
Investment income	(708)	(446)
Depreciation expense	7,923	6,851
Amortization expense	4,327	4,764
EBITDA	$76,766	$52,353

(1) EBITDA includes approximately $100,000 of stock based compensation charges recorded in each of the first quarters of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)  Interest expense for the first quarter of 2006 includes cash interest of approximately $27,419,000 and non-cash interest of approximately $8,705,000. Interest expense for the first quarter of 2005 includes cash interest of approximately $31,120,000 (including approximately $8,600,000 relating to the amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $6,064,000.

Liquidity and Capital Resources

The Company acquired two companies during the first quarter of 2006 utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired during the first quarter of 2006 and the impact on cash flow in the first quarter of 2006 were as follows:

•	On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman for an initial purchase price of approximately $3,300,000.
•	On January 25, 2006, the Company, through Mammoth China, increased its ownership interests in MEG and MSH to sixty-percent for approximately $2,400,000.
•	Contingent consideration related to Panamax and GTO was also paid during the first quarter of 2006 in the amount of $4,500,000 and $100,000, respectively.

The Company had consolidated debt as of April 1, 2006, of approximately $1,660,674,000 consisting of (i) $23,960,000 of short-term borrowings and current maturities of long-term debt, (ii) $37,383,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,982,000 of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of Nortek’s 8 1/2% Senior Subordinated Notes due 2014, (v) $682,500,000 of long-term debt outstanding under Nortek’s Senior Secured Credit Facility and (vi) $281,849,000 of the Company’s 10 3/4% Senior Discount Notes.

During the first quarter of 2006, the Company had a net increase in its consolidated debt of approximately $12,296,000 resulting from (1) additional borrowings of approximately $9,743,000 related primarily to the Company’s European subsidiaries, (2) approximately $7,252,000 of debt accretion related to the 10 3/4% Senior Discount Notes and (3) an approximate $331,000 increase related to the effects of foreign currency translation, offset by (4) approximately $5,030,000 of principal and other payments made during the period.

The Company’s debt to equity ratio was approximately 7.9:1 as of April 1, 2006 as compared to approximately 8.7:1 as of December 31, 2005. The decrease in the ratio was primarily due to an increase in stockholder’s equity, primarily as a result of net earnings in the first quarter of 2006, partially offset by the net increase in indebtedness as discussed above.

On April 3, 2006, Nortek amended and restated the credit agreement for its senior secured credit facility, expanding its $100,000,000 revolving credit facility to $200,000,000 and modifying certain covenants. The amendment provides Nortek with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of April 3, 2006, Nortek had approximately $170,000,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian portion of its revolving credit facility. As of May 5, 2006, there was approximately $45,000,000 outstanding under the U.S. portion of Nortek’s revolving credit facility and no outstanding borrowings under the Canadian portion of Nortek’s revolving credit facility.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital need, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration.

The estimated total potential amount of contingent consideration that may be paid in the future for all acquisitions is approximately $40,500,000 (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

As of April 1, 2006, approximately $20,000,000 of letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $15,000,000 relating to certain of the Company’s insurance programs, (2) approximately $3,900,000 relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1,100,000 relating to certain of the subsidiaries purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

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

As of April 1, 2006, there was approximately $205,000,000 available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Subsequent to the transactions discussed below, there will be approximately $2,000,000 available for Restricted Payments by the Company as defined under the terms of the Company’s 10 3/4% Senior Discount Notes’ indenture. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $150,700,000 at April 1, 2006 and subsequent to the transactions discussed below, the amount available for such payments under Nortek’s Senior Secured Credit Facility are expected to be approximately $122,700,000.

Prior to the completion of the Offering as noted below, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions.

On May 5, 2006, the Company filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. The net proceeds from the offering will be utilized to (1) repay all amounts outstanding under the new senior unsecured loan facility as noted above, (2) redeem all of Nortek’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of the Company’s outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under Nortek’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest.

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

The Company expects to meet its cash flow requirements for fiscal 2006 from cash from operations, existing cash and cash equivalents and the use of Nortek’s Senior Secured Credit Facility, as needed.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2005.

Unrestricted cash and cash equivalents decreased from approximately $77,200,000 at December 31, 2005 to approximately $70,200,000 at April 1, 2006. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At April 1, 2006, approximately $4,018,000 (all of which is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $12,100,000 (none of which were financed under a capital lease) for the first quarter of 2006 as compared to approximately $5,600,000 (of which approximately $1,900,000 was financed under a capital lease) for the first quarter of 2005. Capital expenditures were approximately $33,700,000 for the year ended December 31, 2005 and are expected to be approximately $45,000,000 in 2006. Under Nortek’s Amended Senior Secured Credit Facility, capital expenditures are limited to approximately $65,000,000 in 2006.

The Company’s working capital increased from approximately $283,600,000 at December 31, 2005 to approximately $309,400,000 at April 1, 2006, while the current ratio remained consistent at 1.8:1. This increase in working capital for the first quarter of 2006 was primarily as a result of seasonal increases in accounts receivable and inventory and a reduction in accrued expenses, which was partially offset by an increase in accounts payable.

Accounts receivable increased approximately $30,700,000, or approximately 11.3%, between December 31, 2005 and April 1, 2006, while net sales increased approximately $31,200,000, or approximately 6.2%, in the first quarter of 2006 as compared to the fourth quarter of 2005. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $7,500,000 to the increase in net sales in the first quarter of 2006 as compared to the fourth quarter of 2005 and approximately $6,700,000 to the increase in accounts receivable at April 1, 2006. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 1, 2006 as compared to December 31, 2005. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2006.

Inventories increased approximately $13,500,000, or approximately 5.6%, between December 31, 2005 and April 1, 2006 primarily as a result of increased inventory levels, in part, due to strong demand of certain product categories, and acquisitions which contributed approximately $3,100,000 to the increase at April 1, 2006.

Accounts payable increased approximately $21,500,000, or approximately 13.5%, between December 31, 2005 and April 1, 2006 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $3,500,000 to the increase in accounts payable at April 1, 2006.

Changes in certain working capital accounts, as noted above, between December 31, 2005 and April 1, 2006, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $7,017,000 and approximately $19,744,000 from December 31, 2005 to April 1, 2006 and from December 31, 2004 to April 2, 2005, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Operating Activities:
Cash flow from operations, net	$42,472	$20,878
Change in accounts receivable, net	(23,400)	(17,313)
Change in inventories	(10,183)	(17,036)
Change in prepaids and other current assets	775	612
Change in accounts payable	16,934	21,793
Change in accrued expenses and taxes	(16,617)	(31,520)
Change in long-term deferred compensation	755	(57,737)
Investing Activities:
Capital expenditures	(12,106)	(3,683)
Net cash paid for businesses acquired	(7,900)	---
Proceeds from the sale of property and equipment	129	5,830
Change in restricted cash and marketable securities	(3)	---
Financing Activities:
Change in borrowings, net	4,332	(3,094)
Sale of 10 3/4% Senior Discount Notes	---	244,708
Dividend to THL-Nortek Investors, LLC	---	(186,971)
Other, net	(2,205)	3,789
	$(7,017)	$(19,744)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first quarter ended April 1, 2006 and April 2, 2005 (see the Unaudited Financial Statements included elsewhere herein).

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The Company uses EBITDA as both a liquidity and operating performance measure. Liquidity measure disclosures with respect to EBITDA are provided below. Refer to the Results of Operations section for operating performance measure disclosures with respect to EBITDA and a reconciliation from net earnings (loss) to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of cash flow under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP cash flow measures such as cash flows from operating, investing and financing activities. EBITDA does not necessarily represent an accurate measure of cash flow performance because it excludes, among other things, capital expenditures, working capital requirements, significant debt service for principal and interest payments, income tax payments and other contractual obligations, which may have a significant adverse impact on a company’s cash flow performance thereby limiting its usefulness when evaluating the Company’s cash flow performance. The Company uses a significant amount of capital assets and capital expenditures are a significant component of the Company’s annual cash expenditures and therefore their exclusion from EBITDA is a material limitation. The Company has significant working capital requirements during the year due to the seasonality of its business, which require significant cash expenditures and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and the Company has significant cash expenditures during the year related to principal and interest payments and therefore their exclusion from EBITDA is a material limitation. The Company generally pays significant U.S. federal, state and foreign income taxes each year and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net cash from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of these items. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for replacements. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s cash flows as reported under GAAP.

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance.

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first quarters of 2006 and 2005:

	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net cash used in operating activities	$10,040	$(75,928)
Cash used by (provided from) working capital and other long-term asset and liability changes	32,432	96,806
Deferred federal income tax provision	(3,500)	(1,100)
(Loss) gain on sale of fixed assets	(134)	280
Non-cash interest expense, net	(8,705)	(6,064)
Non-cash stock-based compensation expense	(83)	(79)
Provision for income taxes	11,300	1,700
Interest expense (1)	36,124	37,184
Investment income	(708)	(446)
EBITDA	$76,766	$52,353

(1)  Interest expense for the first quarter of 2006 includes cash interest of approximately $27,419,000 and non-cash interest of approximately $8,705,000. Interest expense for the first quarter of 2005 includes cash interest of approximately $31,120,000 (including approximately $8,600,000 relating to the amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $6,064,000.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential remodeling and replacement and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company’s lower sales levels historically have occurred during the first and fourth quarters. Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Effective January 23, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) was raised to 13 SEER by the Department of Energy. The prior minimum was 10 SEER. The Company has not experienced and does not expect any significant adverse effect on its business subsequent to January 23, 2006 as a result of the increase in the minimum SEER rating.

As of April 1, 2006, approximately 9.6% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, at April 1, 2006, to cover approximately 4.3% of the Company’s employees (417 employees), which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company presented its final proposal to the union bargaining committee, but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the United States National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. On April 28, 2006, the United States National Labor Relations Board dismissed this complaint. The union has until May 11, 2006 to file an appeal. The Company’s management has provided temporary manufacturing support, which is designed to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products segment. See Note I of the Notes to the Unaudited Financial Statements included elsewhere herein.

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

There have been no significant changes in market risk from the December 31, 2005 disclosures included in the Company’s annual report on Form 10-K as filed with the SEC.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At April 1, 2006, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At April 1, 2006, approximately 57.5% of the carrying values of the Company’s long-term debt was at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2006, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but this may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $543,000 for the first quarter of 2006. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 1, 2006, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At April 1, 2006, the Company did not have any material outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

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

May 9, 2006