Form 10-Q
period 2006-09-30
NTK Holdings, Inc.
filed 2006-11-03
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock outstanding as of October 27, 2006 was 3,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Unrestricted cash and cash equivalents	$56.2	$77.2
Restricted cash	0.1	---
Accounts receivable, less allowances of $6.9 and $6.6	346.6	272.2
Inventories:
Raw materials	88.5	75.2
Work in process	42.1	21.4
Finished goods	165.5	145.7
	296.1	242.3

Prepaid expenses	17.8	10.5
Other current assets	25.2	26.3
Prepaid income taxes	19.3	21.0
Total current assets	761.3	649.5

Property and Equipment, at Cost:
Land	10.7	8.8
Buildings and improvements	97.3	84.3
Machinery and equipment	163.9	141.1
	271.9	234.2
Less accumulated depreciation	49.6	28.7
Total property and equipment, net	222.3	205.5

Other Assets:
Goodwill	1,404.4	1,381.3
Intangible assets, less accumulated amortization of $43.7 and $27.3	139.3	114.5
Deferred debt expense	43.4	42.1
Restricted investments and marketable securities	3.5	4.0
Other assets	7.8	7.7
	1,598.4	1,549.6
Total Assets	$2,582.0	$2,404.6

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$44.9	$4.9
Current maturities of long-term debt	24.2	14.8
Accounts payable	187.6	159.0
Accrued expenses and taxes, net	213.9	187.2
Total current liabilities	470.6	365.9

Other Liabilities:
Deferred income taxes	32.0	4.1
Other	128.6	215.4
	160.6	219.5

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,866.2	1,628.7

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000
issued and outstanding at September 30, 2006 and December 31, 2005	---	---
Additional paid-in capital	21.3	130.2
Retained earnings	49.1	52.8
Accumulated other comprehensive income	14.2	7.5
Total stockholder's investment	84.6	190.5
Total Liabilities and Stockholder's Investment	$2,582.0	$2,404.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net Sales	$579.0	$522.9

Costs and Expenses:
Cost of products sold	404.2	361.3
Selling, general and administrative expense, net	101.1	89.8
Amortization of intangible assets	6.2	4.4
	511.5	455.5
Operating earnings	67.5	67.4
Interest expense	(41.8)	(34.3)
Investment income	0.4	0.3
Earnings before provision for income taxes	26.1	33.4
Provision for income taxes	10.9	13.7
Net earnings	$15.2	$19.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net Sales	$1,677.3	$1,455.8

Costs and Expenses:
Cost of products sold	1,168.4	1,021.1
Selling, general and administrative expense, net	299.6	254.4
Amortization of intangible assets	16.2	13.1
Gain from curtailment of post-retirement medical benefits	(35.9)	---
	1,448.3	1,288.6
Operating earnings	229.0	167.2
Interest expense	(120.2)	(104.3)
Investment income	1.6	1.1
Earnings before provision for income taxes	110.4	64.0
Provision for income taxes	43.5	25.5
Net earnings	$66.9	$38.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net earnings	$66.9	$38.5

Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization expense, including amortization of purchase price allocated to inventory	44.2	34.3
Non-cash interest expense, net	33.3	21.5
Non-cash stock-based compensation expense	0.3	0.3
Gain from curtailment of post-retirement medical benefits	(35.9)	---
Loss (gain) on property and equipment	1.4	(0.2)
Deferred federal income tax provision	10.2	12.6
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(43.4)	(64.5)
Inventories	(37.9)	(11.6)
Prepaids and other current assets	5.1	(8.2)
Accounts payable	9.2	33.0
Accrued expenses and taxes	19.6	(2.9)
Long-term deferred compensation	(54.0)	(57.8)
Long-term assets, liabilities and other, net	0.3	7.4
Total adjustments to net earnings	(47.6)	(36.1)
Net cash provided by operating activities	19.3	2.4
Cash Flows from investing activities:
Capital expenditures	(33.0)	(15.0)
Net cash paid for businesses acquired	(67.0)	(88.8)
Proceeds from the sale of property and equipment	3.4	6.1
Change in restricted cash and marketable securities	0.4	(2.1)
Other, net	(3.1)	(1.5)
Net cash used in investing activities	(99.3)	(101.3)
Cash Flows from financing activities:
Increase in borrowings	83.9	31.2
Payment of borrowings	(46.8)	(37.5)
Borrowing under the senior unsecured loan facility	200.8	---
Sale of 10 3/4% Senior Discount Notes	---	244.7
Dividends	(174.9)	(187.0)
Payment of expenses in connection with IPO	(2.4)	---
Other, net	(1.6)	(0.2)
Net cash provided by financing activities	59.0	51.2
Net decrease in unrestricted cash and cash equivalents	(21.0)	(47.7)
Unrestricted cash and cash equivalents at the beginning of the period	77.2	95.0
Unrestricted cash and cash equivalents at the end of the period	$56.2	$47.3

Supplemental disclosure of cash flow information:

Interest paid	$95.9	$93.9

Income taxes paid, net	$17.1	$9.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
(Dollar amounts in millions)
			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, July 2, 2005	$130.0	$14.7	$2.5	$ ---
Net earnings	---	19.7	---	19.7
Other comprehensive income:
Currency translation adjustment	---	---	5.0	5.0
Comprehensive income				$24.7
Stock-based compensation	0.1	---	---
Balance, October 1, 2005	$130.1	$34.4	$7.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST NINE MONTHS ENDED OCTOBER 1, 2005
(Dollar amounts in millions)
		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$316.8	$(4.1)	$9.1	$ ---
Net earnings	---	38.5	---	38.5
Other comprehensive income (loss):
Currency translation adjustment	---	---	(1.6)	(1.6)
Comprehensive income				$36.9
Dividends	(187.0)	---	---
Stock-based compensation	0.3	---	---
Balance, October 1, 2005	$130.1	$34.4	$7.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Dollar amounts in millions)
			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, July 1, 2006	$21.2	$33.9	$14.4	$ ---
Net earnings	---	15.2	---	15.2
Other comprehensive income (loss):
Currency translation adjustment	---	---	(0.2)	(0.2)
Comprehensive income				$15.0
Stock-based compensation	0.1	---	---
Balance, September 30, 2006	$21.3	$49.1	$14.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 30, 2006
(Dollar amounts in millions)
			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$130.2	$52.8	$7.5	$ ---
Net earnings	---	66.9	---	66.9
Other comprehensive income:
Currency translation adjustment	---	---	6.7	6.7
Comprehensive income				$73.6
Dividends	(104.3)	(70.6)	---
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)	---	---
Stock-based compensation	0.3	---	---
Balance, September 30, 2006	$21.3	$49.1	$14.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

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

The Unaudited Financial Statements include the accounts of Nortek Holdings and NTK Holdings, as appropriate, and all of their wholly-owned subsidiaries, after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K, its most recent filing on Form S-1 and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On May 5, 2006, the Company filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”). As of September 30, 2006, the Company has incurred approximately $2.4 million of expenses in connection with the Offering, which are included in prepaid assets on the Company’s accompanying unaudited condensed consolidated balance sheet. If the Company does not successfully complete the Offering, the Company will take a charge to earnings for such expenses.

Stock-Based Compensation of Employees, Officers and Directors

In connection with the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. (the “THL Transaction”) on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. Since the initial distribution of the C-1 and C-2 Units on August 27, 2004, approximately 1,916 and 3,548 additional C-1 Units and C-2 Units, respectively, have been granted to certain of the Company’s officers and employees, net of forfeitures. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 14,807 and 9,065 were vested at September 30, 2006 and December 31, 2005, respectively. The total fair value of the C-1 units is approximately $1.1 million. Approximately $0.4 million remains to be amortized at September 30, 2006. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of September 30, 2006 and December 31, 2005, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

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

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $0.1 million for each of the third quarters ended September 30, 2006 and October 1, 2005, respectively and approximately $0.3 million for each of the nine months ended September 30, 2006 and October 1, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R.

Deferred Compensation

In connection with the THL Transaction on August 27, 2004, certain members of Nortek’s management, including certain of the Company’s executive officers, became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for option cancellations without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equaled the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan was a non-qualified, unfunded obligation of Nortek Holdings.

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

At December 31, 2005, other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet include approximately $49.0 million related to this deferred compensation plan, net of unamortized discount of approximately $5.0 million. The balance sheet at September 30, 2006 does not include any liabilities related to this deferred compensation plan as a result of the second distribution noted above.

In connection with accounting for the purchase price for the Acquisition, the Company recorded a deferred tax benefit of approximately $32.6 million representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At December 31, 2005, the remaining deferred tax benefit was approximately $17.5 million, which is included in deferred income taxes in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2006, there was no remaining deferred tax benefit as the second distribution noted above is deductible for income tax purposes upon payment.

Goodwill

The following table presents a summary of the activity in goodwill for the first nine months ended September 30, 2006 and for the year ended December 31, 2005:

(Amounts in millions)

Balance as of December 31, 2004	$1,295.1
Acquisitions during the year ended December 31, 2005	91.9
Purchase accounting adjustments	(4.8)
Impact of foreign currency translation	(0.9)
Balance as of December 31, 2005	1,381.3
Acquisitions during the first nine months ended September 30, 2006	33.3
Purchase accounting adjustments	(7.0)
Adjustment of carryover basis of continuing management investors in the THL Transaction	(4.9)
Impact of foreign currency translation	1.7
Balance as of September 30, 2006	$1,404.4

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C). Approximately $32.2 million and $56.1 million of goodwill associated with certain companies acquired during the first nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the first nine months ended September 30, 2006 as noted in the table above, represents a correction to the original 2004 purchase accounting for the Acquisition resulting in a reduction of goodwill with a corresponding reduction in Stockholder’s Investment. The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

Intangible Assets

Intangible assets increased approximately $24.8 million from approximately $114.5 million at December 31, 2005 to approximately $139.3 million at September 30, 2006. This increase is primarily as a result of intangible assets acquired as a result of business acquisitions made during the first nine months of 2006 (see Note C), partially offset by intangible asset amortization of approximately $16.2 million for the first nine months ended September 30, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on financial reporting and classification of differences between tax positions taken in a tax return and amounts recognized in the financial statements. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008, including interim periods within the year ending December 31, 2008. Earlier adoption is encouraged. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The Company will be required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures for the fiscal year ended December 31, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial statements.

(B)        On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility. The proceeds of this borrowing were utilized to (1) pay a cash dividend of approximately $174.9 million to Investors LLC which, in turn, made a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) contribute capital of approximately $25.9 million to Nortek Holdings, which was used by Nortek Holdings, together with a dividend of approximately $28.1 million from Nortek to make a distribution of approximately $54.0 million to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions (see Note A).

The senior unsecured loan facility has a term of one year, although any loans not repaid on or prior to May 10, 2007 will be extended until March 1, 2014. The senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum. NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”). If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid. Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount. The Company must elect the form of interest payment for each interest period. On August 3, 2006 and October 3, 2006, the Company elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the period from May 10, 2006 to August 10, 2006 and from August 10, 2006 to October 10, 2006, respectively. As a result of exercising this PIK Option, the Company recorded approximately $4.1 million and $6.3 million of accrued interest for the third quarter ended September 30, 2006 and the period from May 10, 2006 to September 30, 2006, respectively, as additional indebtedness relating to the senior unsecured loan facility. At September 30, 2006, the outstanding principal balance on the senior unsecured loan facility was approximately $211.3 million. The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries or by any assets of NTK Holdings or any of its subsidiaries.

On April 3, 2006, Nortek amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides Nortek with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility.  At September 30, 2006, there was approximately $35.0 million of outstanding borrowings under the U.S. revolving portion of Nortek's senior secured credit facility.

On February 15, 2005, the Company completed the sale of $403.0 million aggregate principal amount at maturity ($250.4 million gross proceeds) of its 10 3/4% Senior Discount Notes due March 1, 2014 (the
“10 3/4% Senior Discount Notes”). The 10 3/4% Senior Discount Notes are structurally subordinate to all debt and liabilities of the Company’s subsidiaries, including Nortek Holdings and Nortek.

The accreted value of the 10 3/4% Senior Discount Notes will increase from the date of issuance at a rate of
10 3/4% per annum compounded semi-annually such that the accreted value would, if no prior redemptions are made, equal the principal amount of $403.0 million in September 2009. The carrying value of the 10 3/4% Senior Discount Notes was approximately $297.0 million and $274.6 million at September 30, 2006 and December 31, 2005, respectively.

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

The sale of the 10 3/4% Senior Discount Notes was used to pay a dividend of approximately $187.0 million to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of approximately $187.0 million to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management. In addition, on February 18, 2005, NTK Holdings contributed approximately $57.7 million to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan, which resulted in additional expense of approximately $8.2 million, which the Company has included in interest expense in the accompanying unaudited condensed consolidated statement of operations for the first nine months ended October 1, 2005. All payments related to this contribution were made by Nortek Holdings, Inc.

As of September 30, 2006, the Company had approximately $40.3 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $147.1 million at September 30, 2006.

(C)
On July 18, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration, which may be payable in future years. Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers, for approximately $10.5 million, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, plus contingent consideration, which may be payable in future years. Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories. Both Secure Wireless and ABT are located in Carlsbad, CA.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for approximately $48.4 million (utilizing approximately $40.0 million of cash which was borrowed under Nortek’s revolving credit facility, including approximately $1.6 million to fund a portion of Huntair and Cleanpak’s initial working capital needs, and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration, which may be payable in future years. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

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

Acquisitions contributed approximately $66.9 million, $11.6 million and $2.8 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the third quarter ended September 30, 2006 and contributed approximately $149.5 million, $14.3 million and $6.6 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the first nine months ended September 30, 2006. Huntair, Cleanpak, MEG, MSH and IMS are included in the Air Conditioning and Heating Products Segment in the Company’s segment reporting, while all remaining acquisitions are included in the Home Technology Products Segment in the Company’s segment reporting (see Note E).

During the third quarter and first nine months ended September 30, 2006, the Company recorded approximately $0.7 million and $2.9 million, respectively, of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold. During the first nine months ended October 1, 2005, the Company recorded approximately $0.1 million of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

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

(D)        Operating results for the third quarter and first nine months ended September 30, 2006 include non-cash foreign exchange gains of approximately $0.1 million and $0.4 million, respectively. Operating results for the third quarter ended October 1, 2005 include a non-cash foreign exchange gain of approximately $0.1 million and include a non-cash foreign exchange loss of approximately $1.3 million for the first nine months ended October 1, 2005 related to intercompany debt not indefinitely invested in the Company’s subsidiaries. A portion of this expense has been allocated to the Company’s reporting segments for the third quarter and first nine months ended October 1, 2005 (see Note E).

The operating results of the Air Conditioning and Heating Products Segment for the third quarter and first nine months ended September 30, 2006 include an approximate $1.2 million gain and $1.6 million gain, respectively, related to the favorable settlement of litigation. Operating results for the first nine months ended October 1, 2005 include a gain of approximately $1.4 million from the settlement of certain obligations of former subsidiaries (see Note G).

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $0.1 million for each of the third quarters ended September 30, 2006 and October 1, 2005, respectively and approximately $0.3 million for each of the nine months ended September 30, 2006 and October 1, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R (see Note A).

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. Nortek expensed approximately $0.6 million and $1.8 million for the third quarter and first nine months ended September 30, 2006, respectively, and expensed approximately $0.5 million and $1.5 million for the third quarter and first nine months ended October 1, 2005, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

(E)       The Company is a leading diversified manufacturer of innovative, branded residential and commercial ventilation and home technology convenience and security products, which is organized within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. The Air Conditioning and Heating Products Segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning (“HVAC”) businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the third quarter ended September 30, 2006 and October 1, 2005 were as follows:

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net sales:
Residential ventilation products	$200.4	$198.4
Home technology products	127.4	100.6
Air conditioning and heating products	251.2	223.9
Consolidated net sales	$579.0	$522.9

Operating earnings:
Residential ventilation products (1)	$30.7	$30.8
Home technology products	24.1	20.6
Air conditioning and heating products (2)	19.1	22.2
Subtotal	73.9	73.6
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gain on intercompany debt	0.1	---
Unallocated, net	(6.4)	(6.1)
Consolidated operating earnings	67.5	67.4
Interest expense	(41.8)	(34.3)
Investment income	0.4	0.3
Earnings before provision for income taxes	$26.1	$33.4

(1)
The operating results of the Residential Ventilation Products Segment for the third quarter ended September 30, 2006 include an approximate pre-tax $0.3 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I).

(2)
The operating results of the Air Conditioning and Heating Products Segment for the third quarter ended September 30, 2006 include an approximate $1.2 million gain related to the favorable settlement of litigation. The operating results of the Air Conditioning and Heating Products Segment for the third quarter ended October 1, 2005 include a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the first nine months ended September 30, 2006 and October 1,
 2005 were as follows:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net sales:
Residential ventilation products	$619.3	$598.1
Home technology products	350.0	240.9
Air conditioning and heating products	708.0	616.8
Consolidated net sales	$1,677.3	$1,455.8

Operating earnings:
Residential ventilation products (1)	$136.6	$88.6
Home technology products (2)	55.8	46.4
Air conditioning and heating products (3)	56.3	49.9
Subtotal	248.7	184.9
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)
Foreign exchange gain (loss) on intercompany debt	0.4	(0.3)
Gain on legal settlement	---	1.4
Unallocated, net	(19.8)	(18.5)
Consolidated operating earnings	229.0	167.2
Interest expense	(120.2)	(104.3)
Investment income	1.6	1.1
Earnings before provision for income taxes	$110.4	$64.0

(1)
The operating results of the Residential Ventilation Products Segment for the first nine months ended September 30, 2006 include an approximate pre-tax $35.9 million curtailment gain related to post-retirement medical and life insurance benefits and an approximate pre-tax $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I). The operating results of the Residential Ventilation Products Segment for the first nine months ended October 1, 2005 include a non-cash foreign exchange loss of approximately $1.0 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the Home Technology Products Segment for the first nine months ended September 30, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the Air Conditioning and Heating Products Segment for the first nine months ended September 30, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the third quarter ended September 30, 2006 and October 1, 2005 were as follows:

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.2	$2.8
Home technology products	1.1	0.6
Air conditioning and heating products	4.2	3.2
Other	0.2	0.2
Consolidated depreciation expense	$8.7	$6.8

Amortization expense:
Residential ventilation products (1)	$1.8	$2.3
Home technology products	2.5	1.5
Air conditioning and heating products (2)	2.8	0.8
Other	0.1	0.2
Consolidated amortization expense	$7.2	$4.8

Capital Expenditures (3):
Residential ventilation products	$5.3	$1.8
Home technology products	1.8	0.5
Air conditioning and heating products	3.2	4.3
Other	---	0.3
Consolidated capital expenditures	$10.3	$6.9

(1)
Includes amortization of approximately $0.3 million and $0.4 million for the third quarter ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.7 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)	Includes capital expenditures financed under capital leases of approximately $1.1 million for the third quarter ended October 1, 2005.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the first nine months ended September 30, 2006 and October 1, 2005 were as follows:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$9.7	$8.6
Home technology products	2.9	1.6
Air conditioning and heating products	11.7	9.6
Other	0.5	0.6
Consolidated depreciation expense	$24.8	$20.4

Amortization expense:
Residential ventilation products (1)	$4.8	$6.2
Home technology products (2)	6.9	4.9
Air conditioning and heating products (3)	7.3	2.4
Other	0.4	0.4
Consolidated amortization expense	$19.4	$13.9

Capital Expenditures (4):
Residential ventilation products	$14.7	$5.6
Home technology products	5.2	1.5
Air conditioning and heating products	13.0	12.0
Other	0.1	0.5
Consolidated capital expenditures	$33.0	$19.6

(1)
Includes amortization of approximately $0.3 million and $0.4 million for the first nine months ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.1 million and $0.4 million for the first nine months ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)
Includes amortization of approximately $2.8 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(4)	Includes capital expenditures financed under capital leases of approximately $4.6 million for the first nine months ended October 1, 2005.

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 39.4% and 39.8% for the first nine months ended September 30, 2006 and October 1, 2005:

	For the first nine months ended
	September 30, 2006	October 1, 2005
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	1.9	3.2
Tax effect resulting from foreign activities	1.4	1.1
Non-deductible expenses	0.7	0.5
Other, net	0.4	---
Income tax provision at estimated effective rate	39.4%	39.8%

(G)       As of September 30, 2006, the Company’s former subsidiary, Ply Gem Industries, Inc. (“Ply Gem”), has guaranteed approximately $22.1 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at September 30, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12.1 million and $12.5 million at September 30, 2006 and December 31, 2005, respectively. Approximately $5.6 million of short-term liabilities and approximately $6.5 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at September 30, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1.4 million in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the first nine months ended October 1, 2005 (see Note D).

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the third quarter ended September 30, 2006 and October 1, 2005 were as follows:

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Balance, beginning of period	$43.4	$32.0
Warranties provided during period	5.0	5.9
Settlements made during period	(6.9)	(5.7)
Changes in liability estimate, including acquisitions	0.2	0.3
Balance, end of period	$41.7	$32.5

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the first nine months ended September 30, 2006 and October 1, 2005 were as follows:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Balance, beginning of period	$34.8	$30.3
Warranties provided during period	22.5	16.3
Settlements made during period	(16.9)	(14.8)
Changes in liability estimate, including acquisitions	1.3	0.7
Balance, end of period	$41.7	$32.5

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

	Employee Separation Expenses		Other		Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2004		$3.2	$	---	$3.2
Payments and asset write downs		(0.5)		---	(0.5)
Balance at April 2, 2005		2.7		---	2.7
Payments and asset write downs		(0.4)		---	(0.4)
Balance at July 2, 2005		2.3		---	2.3
Payments and asset write downs		(0.8)		---	(0.8)
Balance at October 1, 2005		$1.5	$	---	$1.5

Balance at December 31, 2005		$1.0		$0.3	$1.3
Payments and asset write downs		(0.4)		(0.2)	(0.6)
Other		---		(0.1)	(0.1)
Balance at April 1, 2006		0.6		---	0.6
Provision		---		0.5	0.5
Payments and asset write downs		(0.4)		(0.3)	(0.7)
Balance at July 1, 2006		0.2		0.2	0.4
Payments and asset write downs		(0.2)		(0.1)	(0.3)
Balance at September 30, 2006	$	---		$0.1	$0.1

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

Pension and profit sharing expense charged to operations aggregated approximately $2.4 million and $3.1 million for the third quarter ended September 30, 2006 and October 1, 2005, respectively, and aggregated approximately $7.9 million and $9.9 million for the first nine months ended September 30, 2006 and October 1, 2005, respectively. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2005, the Company expected to contribute approximately $13.3 million to its defined benefit pension plans in 2006. During the third quarter 2006, the Company revised its total expected contributions to approximately $12.1 million. As of September 30, 2006, approximately $10.6 million of contributions have been made and it is estimated that approximately $1.5 million will be paid in the fourth quarter of 2006.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the third quarter ended September 30, 2006 and October 1, 2005 consists of the following components:

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Service cost	$0.2	$0.3
Interest cost	2.3	2.2
Expected return on plan assets	(2.3)	(2.1)
Net periodic benefit cost	$0.2	$0.4

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first nine months ended September 30, 2006 and October 1, 2005 consists of the following components:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Service cost	$0.8	$1.0
Interest cost	6.8	6.7
Expected return on plan assets	(6.8)	(6.4)
Net periodic benefit cost	$0.8	$1.3

The Company’s unaudited net periodic benefit cost for its post retirement health benefit plans for the third quarter ended September 30, 2006 and October 1, 2005 consists of the following components:

	For the third quarter ended
	September 30, 2006		October 1, 2005
	(Dollar amounts in millions)

Service cost	$	---	$0.1
Interest cost		0.1	0.6
Net periodic post retirement health benefit cost		$0.1	$0.7

The Company’s unaudited net periodic benefit cost for its post retirement health benefit plans for the first nine months ended September 30, 2006 and October 1, 2005 consists of the following components:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Service cost	$0.1	$0.3
Interest cost	0.6	1.8
Amortization of prior service cost	(1.4)	---
Curtailment gain	(35.9)	---
Net periodic post retirement health benefit (income) cost	$(36.6)	$2.1

During 2005, the Company notified certain retirees that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a negative plan amendment to the NuTone, Inc. ("NuTone") post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22.2 million which was being amortized into income by the Company through February 2011.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Subsequent to May 11, 2006, the union no longer had the right to appeal the Company's implementation of the final offer. Accordingly, this implemented final offer resulted in the Company recording a curtailment gain of approximately $35.6 million ($22.1 million, net of tax) in the second quarter of 2006 which includes approximately $18.1 million ($11.3 million, net of tax) of unamortized deferred actuarial gain related to the negative plan amendment discussed in the previous paragraph. In addition, as a result of this implemented final offer, the Company recorded a curtailment gain on life insurance of approximately $0.3 million, which is included in gain from curtailment of post-retirement medical benefits on the accompanying unaudited condensed consolidated statement of operations.

In late June 2006, the Company informed the union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. As a result of this planned closure, the Company, through its Residential Ventilation Products segment, recorded an approximate $4.1 million charge to operations (of which approximately $1.7 million is recorded in cost of goods sold and approximately $2.4 million is recorded in selling, general and administrative expense) consisting of severance of approximately $2.4 million and write-offs related to equipment sales and disposals of approximately $1.7 million.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. That agreement provides for, among other matters, the payment of severance, which was recorded in the second quarter ended July 1, 2006, as provided under the terms of the implemented final offer and the payment of enhanced severance, which resulted in additional expense of approximately $0.3 million in the third quarter of 2006 (which is included in the $4.1 million charge above as part of severance) relating to those employees that executed a release of the Company from any claims, with the exception of claims related to vested pension, worker's compensation and unemployment benefits.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy and accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of September 30, 2006 or October 1, 2005.

NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 2006
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

NTK Holdings, Inc., together with its wholly-owned subsidiaries, is a leading diversified manufacturer of innovative, branded residential and commercial ventilation and home technology convenience and security products, operating within three reporting segments: the Residential Ventilation Products segment, the Home Technology Products segment and the Air Conditioning and Heating Products segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to the segments. Through its reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market. As used in this report, the terms “Company” and “NTK Holdings” refer to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “NTK Holdings” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

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

Acquisitions

The Company has made the following acquisitions since January 1, 2005:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

GTO, Inc.	December 9, 2005	Design, manufacture and sale of automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.	HTP

Sunfire Corporation	August 26, 2005	Design, manufacture and sale of home audio and home cinema amplifiers, receivers and subwoofers.	HTP

Imerge Limited	August 8, 2005	Design and sale of hard disk media players and multi-room audio servers.	HTP

Niles Audio Corporation	July 15, 2005	Design, manufacture and sale of whole-house audio/video distribution equipment, including speakers, receivers, amplifiers automation devices, controls and accessories.	HTP

International Marketing Supply, Inc.	June 13, 2005	Sale of heating, ventilation and air conditioning equipment to customers in Latin America and the Caribbean.	HVAC

Panamax	April 26, 2005	Design and sale of innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.	HTP

(1) Increase in ownership to 60%

These acquisitions have been accounted for under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s unaudited condensed consolidated results since the date of their acquisition.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill, Intangible Assets and Other Long-Lived Assets
•	Pensions and Post Retirement Health Benefits
•	Insurance Liabilities, and
•	Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its most recent filing on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the third quarter ended September 30, 2006 and October 1, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the third quarter ended September 30, 2006 and October 1, 2005:

	For the third quarter ended		Net Change
	September 30, 2006	October 1, 2005	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$200.4	$198.4	$2.0	1.0%
Home technology products	127.4	100.6	26.8	26.6
Air conditioning and heating products	251.2	223.9	27.3	12.2
Consolidated net sales	$579.0	$522.9	$56.1	10.7%

Operating earnings:
Residential ventilation products (1)	$30.7	$30.8	$(0.1)	(0.3)%
Home technology products	24.1	20.6	3.5	17.0
Air conditioning and heating products (2)	19.1	22.2	(3.1)	(14.0)
Subtotal	73.9	73.6	0.3	0.4
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gain on intercompany debt	0.1	---	0.1	*
Unallocated, net	(6.4)	(6.1)	(0.3)	(4.9)
Consolidated operating earnings	$67.5	$67.4	$0.1	0.1%

Depreciation and amortization expense:
Residential ventilation products (3)	$5.0	$5.1	$(0.1)	(2.0)%
Home technology products	3.6	2.1	1.5	71.4
Air conditioning and heating products (4)	7.0	4.0	3.0	75.0
Unallocated	0.3	0.4	(0.1)	(25.0)
	$15.9	$11.6	$4.3	37.1%

Operating earnings margin:
Residential ventilation products (1)	15.3%	15.5%
Home technology products	18.9	20.5
Air conditioning and heating products (2)	7.6	9.9
Consolidated	11.6%	12.9%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products (3)	2.5%	2.6%
Home technology products	2.8	2.1
Air conditioning and heating products (4)	2.8	1.8
Consolidated	2.7%	2.2%

(1)
The operating results of the Residential Ventilation Products Segment for the third quarter ended September 30, 2006 include an approximate pre-tax $0.3 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I of the Unaudited Financial Statements included elsewhere herein).

(2)
The operating results of the Air Conditioning and Heating Products Segment for the third quarter ended September 30, 2006 include an approximate $1.2 million gain related to the favorable settlement of litigation. The operating results of the Air Conditioning and Heating Products Segment for the third quarter ended October 1, 2005 include a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
Includes amortization of approximately $0.3 million and $0.4 million for the third quarter ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(4)
Includes amortization of approximately $0.7 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

     * not meaningful

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the first nine months ended September 30, 2006 and October 1, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first nine months ended September 30, 2006 and October 1, 2005:

	For the first nine months ended		Net Change
	September 30, 2006	October 1, 2005	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$619.3	$598.1	$21.2	3.5%
Home technology products	350.0	240.9	109.1	45.3
Air conditioning and heating products	708.0	616.8	91.2	14.8
Consolidated net sales	$1,677.3	$1,455.8	$221.5	15.2%
Operating earnings:
Residential ventilation products (1)	$136.6	$88.6	$48.0	54.2%
Home technology products (2)	55.8	46.4	9.4	20.3
Air conditioning and heating products (3)	56.3	49.9	6.4	12.8
Subtotal	248.7	184.9	63.8	34.5
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)	---	---
Foreign exchange gain (loss) on intercompany debt	0.4	(0.3)	0.7	*
Gain on legal settlement	---	1.4	(1.4)	*
Unallocated, net	(19.8)	(18.5)	(1.3)	(7.0)
Consolidated operating earnings	$229.0	$167.2	$61.8	37.0%
Depreciation and amortization expense:
Residential ventilation products (4)	$14.5	$14.8	$(0.3)	(2.0)%
Home technology products (5)	9.8	6.5	3.3	50.8
Air conditioning and heating products (6)	19.0	12.0	7.0	58.3
Unallocated	0.9	1.0	(0.1)	(10.0)
	$44.2	$34.3	$9.9	28.9%
Operating earnings margin:
Residential ventilation products (1)	22.1%	14.8%
Home technology products (2)	15.9	19.3
Air conditioning and heating products (3)	8.0	8.1
Consolidated	13.7%	11.5%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (4)	2.3%	2.5%
Home technology products (5)	2.8	2.7
Air conditioning and heating products (6)	2.7	1.9
Consolidated	2.6%	2.4%

(1)
The operating results of the Residential Ventilation Products Segment for the first nine months ended September 30, 2006 include an approximate pre-tax $35.9 million curtailment gain related to post-retirement medical and life insurance benefits and an approximate pre-tax $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). The operating results of the Residential Ventilation Products Segment for the first nine months ended October 1, 2005 include a non-cash foreign exchange loss of approximately $1.0 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the Home Technology Products Segment for the first nine months ended September 30, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the Air Conditioning and Heating Products Segment for the first nine months ended September 30, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation.

(4)
Includes amortization of approximately $0.3 million and $0.4 million for the first nine months ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(5)
Includes amortization of approximately $0.1 million and $0.4 million for the first nine months ended September 30, 2006 and October 1, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(6)
Includes amortization of approximately $2.8 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

  *  not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the third quarter ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the third quarter 2006
			as compared to the
	For the third quarter ended		third quarter 2005
	September 30, 2006	October 1, 2005	$	%
	(Dollar amounts in millions)

Net sales	$579.0	$522.9	$56.1	10.7%
Cost of products sold	404.2	361.3	(42.9)	(11.9)
Selling, general and administrative expenses, net	101.1	89.8	(11.3)	(12.6)
Amortization of intangible assets	6.2	4.4	(1.8)	(40.9)
Operating earnings	67.5	67.4	0.1	0.1
Interest expense	(41.8)	(34.3)	(7.5)	(21.9)
Investment income	0.4	0.3	0.1	33.3
Earnings before provision for income taxes	26.1	33.4	(7.3)	(21.9)
Provision for income taxes	10.9	13.7	2.8	20.4
Net earnings	$15.2	$19.7	$(4.5)	(22.8)%

			Change in percentage for
	Percentage of net sales		the third quarter 2006
	third quarter ended		as compared to the
	September 30, 2006	October 1, 2005	third quarter 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.8	69.1	(0.7)
Selling, general and administrative expenses, net	17.5	17.2	(0.3)
Amortization of intangible assets	1.1	0.8	(0.3)
Operating earnings	11.6	12.9	(1.3)
Interest expense	(7.2)	(6.6)	(0.6)
Investment income	0.1	0.1	---
Earnings before provision for income taxes	4.5	6.4	(1.9)
Provision for income taxes	1.9	2.6	0.7
Net earnings	2.6%	3.8%	(1.2)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the first nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first nine months 2006
			as compared to the
	For the first nine months ended		first nine months 2005
	September 30, 2006	October 1, 2005	$	%
	(Dollar amounts in millions)

Net sales	$1,677.3	$1,455.8	$221.5	15.2%
Cost of products sold	1,168.4	1,021.1	(147.3)	(14.4)
Selling, general and administrative expenses, net	299.6	254.4	(45.2)	(17.8)
Amortization of intangible assets	16.2	13.1	(3.1)	(23.7)
Gain from curtailment of post-retirement medical benefits	(35.9)	---	35.9	*
Operating earnings	229.0	167.2	61.8	37.0
Interest expense	(120.2)	(104.3)	(15.9)	(15.2)
Investment income	1.6	1.1	0.5	45.5
Earnings before provision for income taxes	110.4	64.0	46.4	72.5
Provision for income taxes	43.5	25.5	(18.0)	(70.6)
Net earnings	$66.9	$38.5	$28.4	73.8%

			Change in percentage for
	Percentage of net sales		the first nine months 2006
	first nine months ended		as compared to the
	September 30, 2006	October 1, 2005	first nine months 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.6	70.1	0.5
Selling, general and administrative expenses, net	17.8	17.5	(0.3)
Amortization of intangible assets	1.0	0.9	(0.1)
Gain from curtailment of post-retirement medical benefits	(2.1)	---	2.1
Operating earnings	13.7	11.5	2.2
Interest expense	(7.2)	(7.2)	---
Investment income	0.1	0.1	---
Earnings before provision for income taxes	6.6	4.4	2.2
Provision for income taxes	2.6	1.8	(0.8)
Net earnings	4.0%	2.6%	1.4%

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

Net Sales. Consolidated net sales increased approximately $56.1 million or 10.7% for the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $221.5 million or 15.2% for the first nine months of 2006 as compared to the first nine months of 2005 as discussed further in the following paragraphs.

In the RVP segment, net sales increased approximately $2.0 million or 1.0% for the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $21.2 million or 3.5% for the first nine months of 2006 as compared to the first nine months of 2005. Net sales in the RVP segment for the third quarter and first nine months of 2006 reflect an increase of approximately $3.3 million and $5.0 million, respectively, attributable to the effect of changes in foreign currency exchange rates.

The change in net sales in the RVP segment for the third quarter of 2006 also reflects a slight decline in sales volume of kitchen range hoods and bath fans, partially offset by higher average unit sales prices. The change in net sales in the RVP segment for the first nine months of 2006 as compared to the first nine months of 2005 reflects higher average unit sales prices, partially offset by slightly lower sales volume of kitchen range hoods and bath fans, which occurred in the third quarter of 2006. Higher average unit sales prices of kitchen range hoods and bath fans reflect, in part, the impact of the sale of new products with higher price points. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 83.8% and 84.5% of total segment net sales in the third quarter and first nine months of 2006, respectively. Sales of range hoods and bathroom exhaust fans increased approximately 0.5% in the third quarter of 2006 over the third quarter of 2005 and increased approximately 3.3% in the first nine months of 2006 over the first nine months of 2005.

In the HTP segment, net sales increased approximately $26.8 million or 26.6% for the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $109.1 million or 45.3% for the first nine months of 2006 as compared to the first nine months of 2005. The increase in net sales in the HTP segment for the third quarter and first nine months of 2006 includes approximately $21.8 million and $75.8 million, respectively, attributable to acquisitions and the balance of the increase is predominately due to increased sales volume of audio and video distribution equipment, speakers and access control devices.

In the HVAC segment, net sales increased approximately $27.3 million or 12.2% for the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $91.2 million or 14.8% for the first nine months of 2006 as compared to the first nine months of 2005. Net sales in the HVAC segment for the third quarter and first nine months of 2006 include (1) an increase of approximately $45.1 million and $73.7 million, respectively, attributable to acquisitions and (2) an increase of approximately $1.4 million and $2.2 million, respectively, attributable to the effect of changes in foreign currency exchange rates. The change in net sales in the HVAC segment for the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005 also includes lower sales volume partially offset by the effect of higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers. Sales of the Company’s commercial HVAC products, excluding the effect of foreign exchange and acquisitions, were down in the third quarter of 2006 as compared to the same period in 2005. Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.3% and 6.6% of the Company’s consolidated net sales for the third quarter of 2006 and 2005, respectively, and constituted approximately 5.5% and 6.4% of the Company’s consolidated net sales for the first nine months of 2006 and 2005, respectively. Sales of products to residential site-built customers decreased approximately 12.5% over the third quarter of 2005 and increased approximately 9.7% over the first nine months of 2005.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.1% and 17.5% of consolidated net sales for the third quarter of 2006 and 2005, respectively, and were approximately 19.0% and 18.1% of consolidated net sales for the first nine months of 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries were approximately 7.7% and 8.2% of consolidated net sales for the third quarter of 2006 and 2005, respectively, and were approximately 8.0% and 7.9% of consolidated net sales for the first nine months of 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments. Net sales from the Company’s European subsidiaries were approximately 9.6% and 9.3% of consolidated net sales for the third quarter of 2006 and 2005, respectively, and were approximately 9.4% and 10.2% of consolidated net sales for the first nine months of 2006 and 2005, respectively. Net sales from the Company’s European subsidiaries include net sales from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold. Consolidated cost of products sold was approximately $404.2 million for the third quarter of 2006 as compared to approximately $361.3 million for the third quarter of 2005 and was approximately $1,168.4 million for the first nine months of 2006 as compared to approximately $1,021.1 million for the first nine months of 2005. Cost of products sold, as a percentage of net sales, increased from approximately 69.1% in the third quarter of 2005 to approximately 69.8% for the third quarter of 2006 and decreased from approximately 70.1% in the first nine months of 2005 to approximately 69.6% for the first nine months of 2006, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 46.3% and 44.8% of net sales for the third quarter of 2006 and 2005, respectively, and approximately 45.0% and 45.1% of net sales for the first nine months of 2006 and 2005, respectively. Although the Company continued to experience higher material costs, primarily in the third quarter of 2006, related primarily to purchases of steel, copper and aluminum, as well as increased transportation and energy costs, these cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As noted in the previous paragraph, during the third quarter and first nine months of 2006, the Company experienced an increase in freight costs due primarily to increased sales volume and rising energy prices. This increase was partially offset by favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on the increased volumes, as well as cost reduction measures, thereby reducing the overall effect of increased freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the third quarter of 2006 was approximately $139.5 million, or 69.6% as a percentage of the RVP segment’s net sales, as compared to approximately $137.0 million, or 69.1% as a percentage of the RVP segment’s net sales, in the third quarter of 2005. In the RVP segment, cost of products sold for the first nine months of 2006 was approximately $424.0 million, or 68.5% as a percentage of the RVP segment’s net sales, as compared to approximately $411.9 million, or 68.9% as a percentage of the RVP segment’s net sales, in the first nine months of 2005. Cost of products sold in the RVP segment for the third quarter and first nine months of 2006 includes (1) an increase of approximately $2.4 million and $2.9 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) approximately $0.3 million and $1.7 million, respectively, of severance charges related to the planned closure of the Company’s NuTone facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein) and (3) a non-cash charge of approximately $0.3 million recorded in the third quarter of 2006 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. Cost of products sold in the RVP segment for the third quarter and first nine months of 2005 includes a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. The increase in the percentage of cost of products sold to net sales for the third quarter of 2006 over the same period of 2005 reflects increased material costs and a slight decline in sales volume of kitchen range hoods and bath fans without a proportionate decrease in costs. The decrease in the percentage of cost of products sold to net sales for the first nine months of 2006 over the same period of 2005 reflects the effect of higher average unit sales prices without a proportionate increase in costs.

In the HTP segment, cost of products sold for the third quarter of 2006 was approximately $66.3 million, or 52.0% as a percentage of the HTP segment’s net sales, as compared to approximately $51.0 million, or 50.7% as a percentage of the HTP segment’s net sales, in the third quarter of 2005. In the HTP segment, cost of products sold for the first nine months of 2006 was approximately $188.0 million, or 53.7% as a percentage of the HTP segment’s net sales, as compared to approximately $124.5 million, or 51.7% as a percentage of the HTP segment’s net sales, in the first nine months of 2005. Cost of products sold in the HTP segment for the third quarter and first nine months of 2006 reflects (1) approximately $10.1 million and $38.5 million, respectively, of cost of products sold contributed from acquisitions, including a non-cash charge of approximately $0.1 million in the first nine months of 2006, related to the amortization of purchase price allocated to inventory and (2) increased warranty expense of approximately $4.0 million related to a product safety upgrade in the first nine months of 2006. Cost of products sold in the HTP segment for the first nine months of 2005 includes (1) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory as a result of an acquisition. The increase in the percentage of cost of products sold to net sales for the third quarter and first nine months of 2006 over the same periods of 2005 also reflects increased material costs. In addition, the effect of acquired businesses, which have a higher level of material costs as compared to the businesses in the HTP segment prior to the acquisitions, was also a factor.

In the HVAC segment, cost of products sold for the third quarter of 2006 was approximately $198.4 million, or 79.0% as a percentage of the HVAC segment’s net sales, as compared to approximately $173.3 million, or 77.4% as a percentage of the HVAC segment’s net sales, for the third quarter of 2005. In the HVAC segment, cost of products sold for the first nine months of 2006 was approximately $556.4 million, or 78.6% as a percentage of the HVAC segment’s net sales, as compared to approximately $484.7 million, or 78.6% as a percentage of the HVAC segment’s net sales, in the first nine months of 2005. Cost of products sold in the HVAC segment in the third quarter and first nine months of 2006 includes (1) an increase of approximately $31.4 million and $54.6 million, respectively, attributable to acquisitions, including non-cash charges of approximately $0.7 million and $2.8 million, respectively, related to the amortization of purchase price allocated to inventory and (2) an increase of approximately $1.1 million and $1.8 million, respectively, related to the effect of changes in foreign currency exchange rates. The change in cost of products sold as a percentage of net sales for the third quarter and first nine months of 2006 over the same periods of 2005 reflects the effect of lower sales volume and higher material costs related primarily to purchases of steel, copper and aluminum, partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency primarily in the first nine months of 2006, as well as, increased average unit sales prices of products sold to residential site-built customers.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense (“SG&A”) was approximately $101.1 million for the third quarter of 2006 as compared to approximately $89.8 million for the third quarter of 2005 and was approximately $299.6 million for the first nine months of 2006 as compared to approximately $254.4 million for the first nine months of 2005. SG&A as a percentage of net sales increased from approximately 17.2% for the third quarter of 2005 to approximately 17.5% for the third quarter of 2006 and increased from approximately 17.5% for the first nine months of 2005 to approximately 17.8% for the first nine months of 2006. These increases in SG&A as a percentage of net sales are principally due to acquisitions, as well as, sales growth and increased SG&A of existing businesses in the HTP segment which have a higher percentage of SG&A to net sales than the Company’s other segments, partially offset, primarily in the third quarter of 2006, by the impact of acquisitions in the HVAC segment which have a lower percentage of SG&A to net sales.

SG&A for the third quarter and first nine months of 2006 includes (1) approximately $11.7 million and $37.3 million, respectively, from acquisitions in the HTP segment and the HVAC segment, (2) a decrease of approximately $0.5 million and $4.2 million, respectively, of displays expense in the RVP segment, (3) an increase of approximately $0.8 million (of which approximately $0.5 million is included in the RVP segment and approximately $0.3 million is included in the HVAC segment) and $1.5 million (of which approximately $1.2 million is included in the RVP segment and approximately $0.3 million is included in the HVAC segment), respectively, related to the effect of changes in foreign currency exchange rates, (4) approximately $2.4 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility within the RVP segment (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein), (5) an approximate $1.2 million and $1.6 million gain, respectively, related to the favorable settlement of litigation within the HVAC segment, (6) a non-cash foreign exchange gain of approximately $0.1 million and $0.4 million, respectively, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (7) approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense, all of which is recorded in Unallocated.

SG&A for the third quarter and first nine months of 2005 includes (1) approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense, all of which is recorded in Unallocated, (2) a non-cash foreign exchange gain of approximately $0.1 million (all of which is included in the HVAC segment) and a non-cash foreign exchange loss of approximately $1.3 million (of which approximately $1.0 million is included in the RVP segment), respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1.4 million, all of which is recorded in Unallocated, from the settlement of certain obligations of former subsidiaries recorded in the first nine months of 2005 (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.8% in the third quarter of 2005 to approximately 1.1% in the third quarter of 2006 and increased from approximately 0.9% for the first nine months of 2005 to approximately 1.0% in the first nine months of 2006. These changes are principally due to the impact of acquisitions, which contributed approximately $2.1 million and $4.8 million in the third quarter and first nine months of 2006, respectively, partially offset by higher amortization expense in prior years as a result of accelerated amortization methods.

Gain from Curtailment of Post-retirement Medical Benefits. During the first nine months of 2006, the Company’s RVP segment recorded a curtailment gain of approximately $35.9 million related to post-retirement medical and life insurance benefits from the final implementation of a union contract that no longer provides such benefits (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

Depreciation Expense. Depreciation expense increased approximately $1.9 million from approximately $6.8 million for the third quarter of 2005 to approximately $8.7 million for the third quarter of 2006 and increased approximately $4.4 million from approximately $20.4 million for the first nine months of 2005 to approximately $24.8 million for the first nine months of 2006. This increase is primarily attributable to the impact of capital expenditures, as well as acquisitions (which represented approximately $0.7 million of the increase for the third quarter of 2006 and approximately $1.8 million of the increase for the first nine months of 2006).

Operating Earnings. Consolidated operating earnings increased by approximately $0.1 million from approximately $67.4 million, or 12.9% as a percentage of net sales, for the third quarter of 2005 to approximately $67.5 million, or 11.6% as a percentage of net sales, for the third quarter of 2006 and increased by approximately $61.8 million from approximately $167.2 million, or 11.5% as a percentage of net sales, for the first nine months of 2005 to approximately $229.0 million, or 13.7% as a percentage of net sales, for the first nine months of 2006. The increase in consolidated operating earnings for the third quarter and first nine months of 2006 is primarily due to the factors discussed above and that follow.

Operating earnings of the RVP segment for the third quarter of 2006 were approximately $30.7 million as compared to approximately $30.8 million for the third quarter of 2005. Operating earnings of the RVP segment for the first nine months of 2006 were approximately $136.6 million as compared to approximately $88.6 million for the first nine months of 2005. Operating earnings of the RVP segment for the third quarter and first nine months of 2006 as compared to the same periods of 2005 reflects (1) a curtailment gain of post-retirement medical and life insurance benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) approximately $0.3 million and $4.1 million, respectively, of severance, equipment write-offs and other charges related to the planned closure of the Company’s NuTone facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) a decrease of approximately $0.5 million and $4.2 million, respectively, of displays expense, (4) an increase in earnings of approximately $0.5 million and $1.0 million, respectively, from the effect of foreign currency exchange rates, (5) approximately $0.4 million and $1.1 million, respectively, of increased depreciation expense of property and equipment and approximately $0.4 million and $1.3 million, respectively, of decreased amortization of intangible assets and (6) a non-cash charge of approximately $0.3 million recorded in the third quarter of 2006 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. Operating earnings of the RVP segment for the third quarter and first nine months of 2005 reflects (1) a non-cash foreign exchange loss of approximately $1.0 million recorded in the first nine months of 2005 related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (2) a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. Operating earnings in the RVP segment for the first nine months of 2006 improved over the same period in 2005 primarily as a result of the $35.9 million gain from curtailment of post-retirement medical and life insurance benefits recorded in the first nine months of 2006, as well as a result of higher average unit sales prices, partially offset by lower sales volume of kitchen range hoods and bath fans which occurred in the third quarter of 2006.

Operating earnings of the HTP segment for the third quarter of 2006 were approximately $24.1 million as compared to approximately $20.6 million for the third quarter of 2005. Operating earnings of the HTP segment for the first nine months of 2006 were approximately $55.8 million as compared to approximately $46.4 million for the first nine months of 2005. Operating earnings of the HTP segment for the third quarter and first nine months of 2006 reflects (1) approximately $4.3 million and $8.0 million, respectively, of operating earnings contributed by acquisitions, (2) approximately $0.5 million and $1.3 million, respectively, of increased depreciation expense of property and equipment and approximately $1.0 million and $2.3 million, respectively, of increased amortization of intangible assets, primarily attributable to acquisitions, which is included in the impact of acquisitions noted above, (3) an increase in warranty expense of approximately $4.0 million in the first nine months of 2006 and (4) a non-cash charge of approximately $0.1 million for the first nine months of 2006, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Operating earnings of the HTP segment for the first nine months of 2005 reflects (1) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory as a result of an acquisition. The increase in operating earnings in the HTP segment in the third quarter and first nine months of 2006 over the same periods in 2005 is primarily a result of acquisitions, increased net sales volume of audio and video distribution equipment, speakers and access control devices, partially offset by higher cost of products sold primarily in the first nine months of 2006 due in part to increased warranty expense as noted above.

Operating earnings of the HVAC segment were approximately $19.1 million for the third quarter of 2006 as compared to approximately $22.2 million for the third quarter of 2005. Operating earnings of the HVAC segment were approximately $56.3 million for the first nine months of 2006 as compared to approximately $49.9 million for the first nine months of 2005. Operating earnings of the HVAC segment for the third quarter and first nine months of 2006 reflect (1) approximately $7.3 million and $6.3 million, respectively, of operating earnings contributed by acquisitions, (2) a non-cash charge of approximately $0.7 million and $2.8 million, respectively, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory, (3) an approximate $1.2 million and $1.6 million gain, respectively, related to the favorable settlement of litigation, (4) approximately $1.0 million and $2.1 million, respectively, of increased depreciation expense of property and equipment attributable primarily to capital expenditures and approximately $1.3 million and $2.1 million, respectively, of increased amortization of intangible assets primarily related to acquisitions and (5) an increase of approximately $0.1 million in the first nine months of 2006 from the effect of foreign currency exchange rates. Operating earnings of the HVAC segment for the third quarter of 2005 include a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating earnings in the HVAC segment for the first nine months of 2006 improved over the same period in 2005 as a result of higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers, offset by decreased sales volume. The effect on earnings of continued strategic sourcing initiatives and improvements in manufacturing efficiencies and increased average sales prices, which were partially driven by the change in the minimum SEER rating to 13 SEER on January 23, 2006, was partially offset by higher material costs within the entire HVAC segment, primarily in the third quarter of 2006.

The operating expense in Unallocated was approximately $6.4 million for the third quarter of 2006 as compared to approximately $6.2 million for the third quarter of 2005 and was approximately $19.7 million for the first nine months of 2006 as compared to approximately $17.7 million for the first nine months of 2005. The change in operating expense for the third quarter and first nine months of 2006 as compared to the same periods of 2005 in Unallocated is primarily due to the items noted below. Operating expense in Unallocated for the third quarter and first nine months of 2006 reflects (1) approximately $0.1 million and $0.3 million, respectively, of stock-based compensation charges and (2) a non-cash foreign exchange gain of approximately $0.1 million and $0.4 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating expense in Unallocated for the third quarter and first nine months of 2005 reflects (1) approximately $0.1 million and $0.3 million, respectively, of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $0.3 million recorded in the first nine months of 2005 related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1.4 million from the settlement of certain obligations recorded in the first nine months of 2005 (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 13.0% and 11.0% of operating earnings (before unallocated and corporate expenses) for the third quarter of 2006 and 2005, respectively, and were approximately 11.2% and 9.4% of operating earnings (before unallocated and corporate expenses) for the first nine months of 2006 and 2005, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense increased approximately $7.5 million or approximately 21.9% during the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $15.9 million or approximately 15.2% during the first nine months of 2006 as compared to the first nine months of 2005. During the third quarter and first nine months of 2006, the Company experienced increases in interest expense of (1) approximately $2.3 million and $7.9 million, respectively, from increased interest rates related primarily to Nortek’s Senior Secured Credit Facility, (2) approximately $4.9 million and $8.3 million, respectively, from increased borrowings, primarily related to the borrowing of a $205.0 million senior unsecured loan facility in the second quarter of 2006 (refer to Note B of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) approximately $0.7 million and $5.2 million, respectively, of interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes, due primarily to such notes being outstanding for the full nine months in 2006 versus approximately seven months in 2005 and (4) an increase of approximately $0.3 million in the third quarter and first nine months of 2006, respectively, related to the amortization of deferred financing costs. These increases were offset by a decrease in interest expense of approximately $0.7 million and $5.8 million, respectively, related to the amortization of the 2004 Nortek Holdings, Inc. Deferred Compensation Plan. On February 18, 2005, Nortek Holdings made a distribution to the participants of its deferred compensation plan in the amount of approximately $57.7 million, which resulted in additional interest expense of approximately $8.2 million, and on May 10, 2006, made a second distribution to the participants in the amount of approximately $54.0 million, which resulted in additional interest expense of approximately $3.9 million (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein). As a result of this second distribution, the participants in the deferred compensation plan are not entitled to any further distributions (see Note A of the Notes to the Unaudited Financial Statements included elsewhere herein).

Investment Income. Investment income was approximately $0.4 million and $0.3 million for the third quarter of 2006 and 2005, respectively and was approximately $1.6 million and $1.1 million for the first nine months of 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $10.9 million for the third quarter of 2006 as compared to approximately $13.7 million for the third quarter of 2005 and was approximately $43.5 million for the first nine months of 2006 as compared to approximately $25.5 million for the first nine months of 2005. The income tax rates in both the third quarters and first nine months of 2006 and 2005 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, the impact of foreign tax rates on foreign earnings and state income tax provisions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net Earnings. Consolidated net earnings decreased by approximately $4.5 million from approximately $19.7 million, or 3.8% as a percentage of net sales, for the third quarter of 2005 to approximately $15.2 million, or 2.6% as a percentage of net sales, for the third quarter of 2006. The decrease in the third quarter of 2006 was primarily due to the factors discussed above which included an increase of approximately $7.5 million in interest expense, which was partially offset by an increase of approximately $0.1 million in consolidated operating earnings, an increase of approximately $0.1 million in investment income and a decrease in the provision for income taxes of approximately $2.8 million. Consolidated net earnings improved by approximately $28.4 million from approximately $38.5 million, or 2.6% as a percentage of net sales, for the first nine months of 2005 to approximately $66.9 million, or 4.0% as a percentage of net sales, for the first nine months of 2006. The increase in the first nine months of 2006 was primarily due to the factors discussed above which included an increase of approximately $61.8 million in consolidated operating earnings and an increase of approximately $0.5 million in investment income, which was partially offset by an increase of approximately $15.9 million in interest expense and an increase in the provision for income taxes of approximately $18.0 million.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarter of 2006 and 2005:

	For the third quarter ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net earnings (1)	$15.2	$19.7
Provision for income taxes	10.9	13.7
Interest expense (2)	41.8	34.3
Investment income	(0.4)	(0.3)
Depreciation expense	8.7	6.8
Amortization expense	7.2	4.8
EBITDA	$83.4	$79.0

(1)     Net earnings include an approximate pre-tax $0.3 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products Segment for the third quarter ended September 30, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). Net earnings includes an approximate $1.2 million gain related to the favorable settlement of litigation in the Air Conditioning and Heating Products Segment for the third quarter ended September 30, 2006. Net earnings include approximately $0.1 million of stock-based compensation charges recorded in each of the third quarters of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)     Interest expense for the third quarter of 2006 includes cash interest of approximately $28.4 million and non-cash interest of approximately $13.4 million. Interest expense for the third quarter of 2005 includes cash interest of approximately $25.9 million and non-cash interest of approximately $8.4 million.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first nine months of 2006 and 2005:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net earnings (1)	$66.9	$38.5
Provision for income taxes	43.5	25.5
Interest expense (2)	120.2	104.3
Investment income	(1.6)	(1.1)
Depreciation expense	24.8	20.4
Amortization expense	19.4	13.9
EBITDA	$273.2	$201.5

(1)     Net earnings include an approximate pre-tax $35.9 million curtailment gain related to post-retirement medical and life insurance benefits and an approximate pre-tax $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products Segment for the first nine months ended September 30, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). Net earnings include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade in the Home Technology Products Segment for the first nine months ended September 30, 2006. Net earnings includes an approximate $1.6 million gain related to the favorable settlement of litigation in the Air Conditioning and Heating Products Segment for the first nine months ended September 30, 2006. Net earnings include approximately $0.3 million of stock-based compensation charges recorded in each of the first nine months of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)     Interest expense for the first nine months of 2006 includes cash interest of approximately $86.9 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $33.3 million. Interest expense for the first nine months of 2005 includes cash interest of approximately $82.8 million (including approximately $8.2 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $21.5 million.

Liquidity and Capital Resources

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. If the offering is consummated as described in the registration statement, the net proceeds from the offering will be utilized to (1) repay all amounts outstanding under NTK Holdings’ unsecured loan facility as noted below, (2) redeem all of Nortek’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of NTK Holdings’ outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under Nortek’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest. There can be no assurance that the offering will be consummated.

The Company regularly acquires companies, typically utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired during the first nine months of 2006 and the impact on cash flows were as follows:

•
On July 18, 2006, the Company, through Linear, acquired the stock of Magenta for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008), plus contingent consideration, which may be payable in future years.

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for approximately $10.5 million, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, plus contingent consideration, which may be payable in future years.

•
On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for approximately $48.4 million (utilizing approximately $40.0 million of cash which was borrowed under Nortek’s revolving credit facility, including approximately $1.6 million to fund a portion of Huntair and Cleanpak’s initial working capital needs, and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration, which may be payable in future years.

•	On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman for approximately $3.3 million.
•	On January 25, 2006, the Company, through Mammoth China, increased its ownership interests in MEG and MSH to sixty-percent for approximately $2.4 million.
•	Contingent consideration related to the acquisitions of Panamax and GTO was also paid during the first quarter of 2006 in the amount of $4.5 million and $0.2 million, respectively.

The estimated total potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $116.8 million (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company had consolidated debt as of September 30, 2006, of approximately $1,935.3 million consisting of (i) $69.1 million of short-term borrowings and current maturities of long-term debt, (ii) $43.9 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of Nortek’s 8 1/2% Senior Subordinated Notes due 2014, (v) $679.0 million of long-term debt outstanding under Nortek’s Senior Secured Credit Facility, (vi) $297.0 million of the Company’s 10 3/4% Senior Discount Notes and (vii) $211.3 million under the Company’s unsecured term loan facility.

During the first nine months of 2006, the Company had a net increase in its consolidated debt of approximately $286.9 million resulting from (1) the $205.0 million senior unsecured term loan as noted above, along with accrued interest of approximately $6.3 million as described more fully below, (2) a net increase in borrowings under the revolving portion of Nortek’s Senior Secured Credit Facility of approximately $35.0 million, (3) additional borrowings of approximately $33.9 million related primarily to the Company’s European subsidiaries, as well as the unsecured notes issued for the acquisitions of Huntair, Cleanpak and Magenta as noted above, (4) approximately $22.4 million of debt accretion related to the 10 3/4% Senior Discount Notes and (5) an approximate $1.1 million increase related to the effects of foreign currency translation, partially offset by (6) approximately $16.8 million of principal and other payments made during the period.

The Company’s debt to equity ratio was approximately 22.9:1 as of September 30, 2006 as compared to approximately 8.7:1 as of December 31, 2005. The increase in the ratio was primarily due to an increase in indebtedness as noted above and a decrease in stockholder’s investment, primarily as a result of dividends paid during the second quarter of 2006 (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein), partially offset by the effect of net earnings of approximately $66.9 million for the first nine months of 2006. Stockholder’s Investment includes a $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the first nine months ended September 30, 2006. This adjustment represents a correction to the original 2004 purchase accounting for the Acquisition resulting in a reduction of goodwill with a corresponding reduction in Stockholder’s Investment. The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility. The proceeds of this borrowing were utilized to (1) pay a cash dividend of approximately $174.9 million to Investors LLC which, in turn, made a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) contribute capital of approximately $25.9 million to Nortek Holdings, which was used by Nortek Holdings, together with a dividend of approximately $28.1 million from Nortek to make a distribution of approximately $54.0 million to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions.

The senior unsecured loan facility has a term of one year, although any loans not repaid on or prior to May 10, 2007 will be extended until March 1, 2014. The senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum. NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”). If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid. Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount. The Company must elect the form of interest payment for each interest period. On August 3, 2006 and October 3, 2006, the Company elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the period from May 10, 2006 to August 10, 2006 and from August 10, 2006 to October 10, 2006, respectively. As a result of exercising this PIK Option, the Company recorded approximately $4.1 million and $6.3 million of accrued interest for the third quarter ended September 30, 2006 and the period from May 10, 2006 to September 30, 2006, respectively, as additional indebtedness relating to the senior unsecured loan facility. At September 30, 2006, the outstanding principal balance on the senior unsecured loan facility was approximately $211.3 million. The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries or by any assets of NTK Holdings or any of its subsidiaries.

On April 3, 2006, Nortek amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides Nortek with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of October 30, 2006, Nortek had approximately $15.0 million outstanding and approximately $152.9 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.1 million in outstanding letters of credit, and under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity. The letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1.0 million relating to certain of the subsidiaries' purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

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

As of September 30, 2006, the Company had approximately $40.3 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility. Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s Senior Secured Credit Facility. The amount available for such payments under Nortek’s Senior Secured Credit Facility was approximately $147.1 million at September 30, 2006.

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

The Company’s combined short-term and long-term warranty liabilities increased from approximately $34.8 million as of December 31, 2005 to approximately $41.7 million as of September 30, 2006, and warranty expense decreased from approximately $5.9 million for the third quarter ended October 1, 2005 to approximately $5.0 million for the third quarter ended September 30, 2006 and increased from approximately $16.3 million for the first nine months ended October 1, 2005 to approximately $22.5 million for the first nine months ended September 30, 2006. The increase in warranty expense for the first nine months of 2006 as compared to the same period of 2005 is primarily as a result of increased expense in the HTP segment as noted previously and as a result of increased sales activity, particularly in our HVAC segment. The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

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

Unrestricted cash and cash equivalents decreased from approximately $77.2 million at December 31, 2005 to approximately $56.2 million at September 30, 2006. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At September 30, 2006, approximately $3.6 million (of which approximately $3.5 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $10.3 million (none of which were financed under a capital lease) for the third quarter of 2006 as compared to approximately $6.9 million (of which approximately $1.1 million was financed under a capital lease) for the third quarter of 2005 and were approximately $33.0 million (none of which were financed under a capital lease) for the first nine months of 2006 as compared to approximately $19.6 million (of which approximately $4.6 million was financed under a capital lease) for the first nine months of 2005. Capital expenditures were approximately $33.7 million for the year ended December 31, 2005 and are expected to be approximately $45.0 million in 2006. Under Nortek’s Amended Senior Secured Credit Facility, capital expenditures are limited to approximately $65.0 million in 2006.

The Company’s working capital increased from approximately $283.6 million at December 31, 2005 to approximately $290.7 million at September 30, 2006, while the current ratio decreased from approximately 1.8:1 at December 31, 2005 to approximately 1.6:1 at September 30, 2006. This increase in working capital for the first nine months of 2006 was primarily as a result of seasonal increases in accounts receivable and inventory, which was partially offset by increases in short-term borrowings, primarily due to acquisitions, and accounts payable. The change in working capital also reflects the reduction in cash to fund a portion of the Nortek Holdings deferred compensation plan payment in the second quarter of 2006 as noted previously.

Accounts receivable increased approximately $74.4 million, or approximately 27.3%, between December 31, 2005 and September 30, 2006, while net sales increased approximately $75.6 million, or approximately 15.0%, in the third quarter of 2006 as compared to the fourth quarter of 2005. This increase in accounts receivable is primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $61.8 million to the increase in net sales in the third quarter of 2006 as compared to the fourth quarter of 2005 and approximately $26.5 million to the increase in accounts receivable at September 30, 2006. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 30, 2006 as compared to December 31, 2005. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the third quarter of 2006.

Inventories increased approximately $53.8 million, or approximately 22.2%, between December 31, 2005 and September 30, 2006 primarily as a result of increased inventory levels, in part, due to higher costs of residential air conditioners related to 13 SEER products in the HVAC segment and increased inventory levels in the HTP segment to support increased sales levels. Acquisitions contributed approximately $16.0 million to the increase at September 30, 2006.

Accounts payable increased approximately $28.6 million, or 18.0%, between December 31, 2005 and September 30, 2006 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $15.8 million to the increase in accounts payable at September 30, 2006.

Changes in certain working capital accounts, as noted above, between December 31, 2005 and September 30, 2006, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the nine months ended September 30, 2006 increased by approximately $16.9 million to approximately $19.3 million of net cash provided by operating activities from approximately $2.4 million of net cash provided by operating activities for the nine months ended October 1, 2005, primarily due to the increase in net earnings, depreciation and amortization expense and non-cash interest expense between the periods, partially offset by the $35.9 million non-cash gain from the curtailment of post-retirement medical benefits recorded during the second quarter of 2006. Net cash flows from investing activities for the nine months ended September 30, 2006 increased by approximately $2.0 million to net cash used in investing activities of approximately $99.3 million from approximately $101.3 million for the nine months ended October 1, 2005, primarily due to increased capital expenditures of approximately $18.0 million offset by a reduction in payments for acquisitions of approximately $21.8 million. Cash flows from financing activities for the nine months ended September 30, 2006 increased by approximately $7.8 million to net cash provided by financing activities of approximately $59.0 million from approximately $51.2 million for the nine months ended October 1, 2005, primarily due to a reduction in the amount of cash dividends paid of approximately $12.1 million. As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents decreased approximately $21.0 million and approximately $47.7 million from December 31, 2005 to September 30, 2006 and from December 31, 2004 to October 1, 2005, respectively, principally as a result of the following:

	Condensed Consolidated Cash Flows (1)
	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$120.4	$107.0
Change in accounts receivable, net	(43.4)	(64.5)
Change in inventories	(37.9)	(11.6)
Change in prepaids and other current assets	5.1	(8.2)
Change in accounts payable	9.2	33.0
Change in accrued expenses and taxes	19.6	(2.9)
Change in long-term deferred compensation	(54.0)	(57.8)
Investing Activities:
Capital expenditures	(33.0)	(15.0)
Net cash paid for businesses acquired	(67.0)	(88.8)
Proceeds from the sale of property and equipment	3.4	6.1
Change in restricted cash and marketable securities	0.4	(2.1)
Financing Activities:
Change in borrowings, net	37.1	(6.3)
Borrowing under the senior unsecured loan facility	200.8	---
Sale of 10 3/4% Senior Discount Notes	---	244.7
Dividends	(174.9)	(187.0)
Payment of expenses in connection with IPO	(2.4)	---
Other, net	(4.4)	5.7
	$(21.0)	$(47.7)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first nine months ended September 30, 2006 and October 1, 2005 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first nine months of 2006 and 2005:

	For the first nine months ended
	September 30, 2006	October 1, 2005
	(Dollar amounts in millions)

Net cash provided by operating activities	$19.3	$2.4
Cash used by working capital and other long-term asset and liability changes	101.1	104.6
Deferred federal income tax provision	(10.2)	(12.6)
(Loss) gain on property and equipment	(1.4)	0.2
Non-cash interest expense, net	(33.3)	(21.5)
Non-cash stock-based compensation expense	(0.3)	(0.3)
Gain from curtailment of post-retirement medical benefits	35.9	---
Provision for income taxes	43.5	25.5
Interest expense (2)	120.2	104.3
Investment income	(1.6)	(1.1)
EBITDA (1)	$273.2	$201.5

(1)
EBITDA includes an approximate pre-tax $35.9 million curtailment gain related to post-retirement medical and life insurance benefits and an approximate pre-tax $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products Segment for the first nine months ended September 30, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). EBITDA includes an increase in warranty expense of approximately $4.0 million related to a product safety upgrade in the Home Technology Products Segment for the first nine months ended September 30, 2006. Net earnings includes an approximate $1.6 million gain related to the favorable settlement of litigation in the Air Conditioning and Heating Products Segment for the first nine months ended September 30, 2006.

(2)
Interest expense for the first nine months of 2006 includes cash interest of approximately $86.9 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $33.3 million. Interest expense for the first nine months of 2005 includes cash interest of approximately $82.8 million (including approximately $8.2 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $21.5 million.

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

As of September 30, 2006, approximately 6.7% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Subsequent to May 11, 2006, the union no longer had the right to appeal the Company's implementation of the final offer. Accordingly, this implemented final offer resulted in the Company recording a curtailment gain of approximately $35.6 million ($22.1 million, net of tax) in the second quarter of 2006 which includes approximately $18.1 million ($11.3 million, net of tax) of unamortized deferred actuarial gain related to the negative plan amendment (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). In addition, as a result of this implemented final offer, the Company recorded a curtailment gain on life insurance of approximately $0.3 million, which is included in gain from curtailment of post-retirement medical benefits on the accompanying unaudited condensed consolidated statement of operations.

In late June 2006, the Company informed the union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. As a result of this planned closure, the Company, through its Residential Ventilation Products segment, recorded an approximate $4.1 million charge to operations (of which approximately $1.7 million is recorded in cost of goods sold and approximately $2.4 million is recorded in selling, general and administrative expense) consisting of severance of approximately $2.4 million and write-offs related to equipment sales and disposals of approximately $1.7 million.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. That agreement provides for, among other matters, the payment of severance, which was recorded in the second quarter ended July 1, 2006, as provided under the terms of the implemented final offer and the payment of enhanced severance, which resulted in additional expense of approximately $0.3 million in the third quarter of 2006 (which is included in the $4.1 million charge above as part of severance) relating to those employees that executed a release of the Company from any claims, with the exception of claims related to vested pension, worker's compensation and unemployment benefits.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At September 30, 2006, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At September 30, 2006, approximately 51.0% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the third quarter of 2006, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but this may not be indicative of future results. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s investment of approximately $0.2 million for the third quarter of 2006 and an increase in stockholder’s investment of approximately $6.7 million for the first nine months of 2006. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At September 30, 2006, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At September 30, 2006, the Company did not have any material outstanding commodity forward contracts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

November 3, 2006