Form 10-Q/A
period 2006-04-01
NTK Holdings, Inc.
filed 2006-12-19
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(AMENDMENT NO. 1)
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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amended Report”) is being filed to amend certain disclosure items related to Item 4, “Controls and Procedures”, (“Item 4”) and to provide the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”) with respect to the Company’s Form 10-Q originally filed with the Securities and Exchange Commission on May 9, 2006.

In Item 4 of the Form 10-Q as originally filed (the “Original Report”), the Company’s disclosure regarding changes in internal controls indicated that there have been no “significant” changes in the Company’s internal control over financial reporting. In Item 4 as included in this Form 10-Q/A, the word “significant” has been deleted from the disclosure.

This Amended Report contains only the cover page and Item 4 of Part I, which are being amended, as well as Item 6, “Exhibits”, of Part II to reflect the 906 Certifications being filed as Exhibits 32.1 and 32.2 to this Amended Report. This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 1, 2006
AND THE FIRST QUARTER ENDED APRIL 2, 2005
(Continued)

PART I - FINANCIAL INFORMATION

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
 Almon C. Hall
 Vice President and Chief
 Financial Officer

November 21, 2006