Form 10-Q/A
period 2006-07-01
NTK Holdings, Inc.
filed 2006-12-19
CIK 1318035

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amended Report”) is being filed to amend certain disclosure items related to Item 4, “Controls and Procedures”, (“Item 4”) and to provide the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”) with respect to the Company’s Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2006.

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

November 21, 2006