Form 10-Q
period 2007-09-29
NTK Holdings, Inc.
filed 2007-11-13
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                    (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of November 9, 2007 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 29,	December 31,
	2007	2006
Assets
Current Assets:
Unrestricted cash and cash equivalents	$66.6	$57.4
Restricted cash	1.0	1.2
Accounts receivable, less allowances
of $12.5 and $9.4	356.5	328.9
Inventories:
Raw materials	97.2	83.1
Work in process	36.3	28.7
Finished goods	196.4	166.8
	329.9	278.6

Prepaid expenses	13.2	13.7
Other current assets	16.9	24.4
Prepaid income taxes	30.5	21.2
Total current assets	814.6	725.4

Property and Equipment, at Cost:
Land	10.2	9.5
Buildings and improvements	108.0	101.9
Machinery and equipment	208.5	177.2
	326.7	288.6
Less accumulated depreciation	94.3	66.1
Total property and equipment, net	232.4	222.5

Other Assets:
Goodwill	1,515.6	1,481.4
Intangible assets, less accumulated amortization
of $72.1 and $52.4	152.1	150.4
Deferred debt expense	33.0	41.7
Restricted investments and marketable securities	2.0	3.3
Other assets	9.8	11.2
	1,712.5	1,688.0
Total Assets	$2,759.5	$2,635.9

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$112.8	$23.3
Current maturities of long-term debt	27.0	20.0
Accounts payable	216.4	188.2
Accrued expenses and taxes, net	235.4	283.7
Total current liabilities	591.6	515.2

Other Liabilities:
Deferred income taxes	31.5	35.9
Other	140.0	128.8
	171.5	164.7

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,910.2	1,883.2

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at September 29, 2007 and
December 31, 2006	---	---
Additional paid-in capital	21.6	21.3
Retained earnings	36.5	39.9
Accumulated other comprehensive income	28.1	11.6
Total stockholder's investment	86.2	72.8
Total Liabilities and Stockholder's Investment	$2,759.5	$2,635.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Net Sales	$602.2	$579.0

Costs and Expenses:
Cost of products sold (see Note D)	433.0	404.2
Selling, general and administrative expense, net (see Note D)	125.1	101.1
Amortization of intangible assets	6.5	6.2
	564.6	511.5
Operating earnings	37.6	67.5
Interest expense	(46.4)	(41.8)
Investment income	0.6	0.4
(Loss) earnings before provision for income taxes	(8.2)	26.1
Provision for income taxes	0.5	10.9
Net (loss) earnings	$(8.7)	$15.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Net Sales	$1,799.0	$1,677.3

Costs and Expenses:
Cost of products sold (see Note D)	1,269.7	1,168.4
Selling, general and administrative expense, net (see Note D)	363.3	263.7
Amortization of intangible assets	18.9	16.2
	1,651.9	1,448.3
Operating earnings	147.1	229.0
Interest expense	(137.4)	(120.2)
Investment income	1.5	1.6
Earnings before provision for income taxes	11.2	110.4
Provision for income taxes	11.4	43.5
Net (loss) earnings	$(0.2)	$66.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net (loss) earnings	$(0.2)	$66.9

Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depreciation and amortization expense	46.9	44.2
Non-cash interest expense, net	50.4	33.3
Non-cash stock-based compensation expense	0.3	0.3
Gain from curtailment of post-retirement medical benefits	---	(35.9)
Loss on property and equipment	1.0	1.4
Deferred federal income tax (benefit) provision	(9.4)	10.2
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(12.6)	(43.4)
Inventories	(36.7)	(37.9)
Prepaids and other current assets	1.4	5.1
Accounts payable	16.3	9.2
Accrued expenses and taxes	(3.5)	19.6
Long-term deferred compensation	---	(54.0)
Long-term assets, liabilities and other, net	4.1	0.3
Total adjustments to net (loss) earnings	58.2	(47.6)
Net cash provided by operating activities	58.0	19.3
Cash Flows from investing activities:
Capital expenditures	(24.1)	(33.0)
Net cash paid for businesses acquired	(93.5)	(67.0)
Proceeds from the sale of property and equipment	0.6	3.4
Change in restricted cash and marketable securities	1.5	0.4
Other, net	(1.4)	(3.1)
Net cash used in investing activities	(116.9)	(99.3)
Cash Flows from financing activities:
Increase in borrowings	112.8	83.9
Payment of borrowings	(40.2)	(46.8)
Payment in connection with senior unsecured loan facility rollover	(4.5)	---
Borrowing under the senior unsecured loan facility	---	200.8
Dividends	---	(174.9)
Payment of expenses in connection with IPO	---	(2.4)
Other, net	---	(1.6)
Net cash provided by financing activities	68.1	59.0
Net change in unrestricted cash and cash equivalents	9.2	(21.0)
Unrestricted cash and cash equivalents at the beginning of the period	57.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$66.6	$56.2

Supplemental disclosure of cash flow information:

Interest paid	$95.4	$95.9

Income taxes paid, net	$4.7	$17.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2006
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

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THIRD QUARTER ENDED SEPTEMBER 29, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, June 30, 2007	$21.5	$45.2	$20.1	$ ---
Net loss	---	(8.7)	---	(8.7)
Other comprehensive income (loss):
Currency translation adjustment	---	---	8.1	8.1
Pension liability adjustment	---	---	(0.1)	(0.1)
Comprehensive loss				$(0.7)
Stock-based compensation	0.1	---	---
Balance, September 29, 2007	$21.6	$36.5	$28.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 29, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2006	$21.3	$39.9	$11.6	$ ---
Net loss	---	(0.2)	---	(0.2)
Other comprehensive income (loss):
Currency translation adjustment	---	---	16.7	16.7
Pension liability adjustment	---	---	(0.2)	(0.2)
Comprehensive income				$16.3
Adoption of FIN 48 (see Note F)	---	(3.2)	---
Stock-based compensation	0.3	---	---
Balance, September 29, 2007	$21.6	$36.5	$28.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

(A)
The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (the “Company” or “NTK Holdings”) and all of its wholly-owned subsidiaries.  The Unaudited Financial Statements include the accounts of NTK Holdings, as appropriate, and all of its wholly-owned subsidiaries, including Nortek, Inc. ("Nortek"), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On May 5, 2006, the Company filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock.  The Company requested the withdrawal of its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.

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

At September 29, 2007, certain employees and consultants held approximately 23,383 C-1 units and approximately 44,778 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 22,409 and 16,720 were vested at September 29, 2007 and December 31, 2006, respectively.  The total fair value of the C-1 units is approximately $1.1 million and approximately $0.1 million remains to be amortized at September 29, 2007.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At September 29, 2007 and December 31, 2006, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for each of the third quarters ended September 29, 2007 and September 30, 2006, respectively, and approximately $0.3 million for each of the first nine months ended September 29, 2007 and September 30, 2006, respectively, in accordance with SFAS No. 123R.

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

Goodwill

The following table presents a summary of the activity in goodwill for the first nine months ended September 29, 2007:

(Amounts in millions)

Balance at December 31, 2006	$1,481.4
Acquisitions during the first nine months ended September 29, 2007	37.2
Adoption of FIN 48 (see Note F)	3.8
Realization of FIN 48 reserves	(1.4)
Purchase accounting adjustments	(7.4)
Impact of foreign currency translation	2.0
Balance at September 29, 2007	$1,515.6

At September 29, 2007, the Company had an approximate carrying value of Goodwill as follows:

(Amounts in millions)
Segment:
Residential Ventilation Products	$801.2
Home Technology Products	398.2
Air Conditioning and Heating Products *	316.2
$1,515.6

*	Mostly relates to residential HVAC products.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C).  Approximately $18.1 million and $62.3 million of goodwill associated with certain companies acquired during the first nine months ended September 29, 2007 and the year ended December 31, 2006, respectively, will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The Company accounts for acquired goodwill in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.

Under SFAS No. 142, goodwill determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis or more frequently if events or business conditions warrant it.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries.  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.

The Company’s businesses are experiencing a difficult market environment, in part due to weak residential new construction and residential air conditioning markets, and increased commodity costs, and expects these trends to continue into 2008.

As of September 29, 2007, the Company and its subsidiaries have not completed the Company wide planning process of future projected cash flows used to perform its annual evaluation under SFAS No. 142.

The Company believes that despite the current difficult market environment, that once it completes its annual evaluation for the potential impairment of goodwill as of the first day of its fiscal fourth quarter, it is more likely than not that there will not be a need to reduce the fair value of goodwill of its reporting segments below its carrying value as of September 29, 2007.  However, there can be no assurances that the results of the Company’s evaluation as of the first day of its fiscal fourth quarter will not result in an impairment of goodwill.

Other Long-Lived Assets

The Company performs the evaluation as of the first day of its fiscal fourth quarter and more frequently if impairment indicators are identified, for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of EBITDA.  The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data.  The Company has not identified any impairment indicators during the third quarter of 2007.

The Company believes that despite the current difficult market environment, that once it completes its annual evaluation for the potential impairment of other long- lived assets as of the first day of its fiscal fourth quarter, it is more likely than not that there will not be a need to reduce the fair value of other long-lived assets of its reporting segments below its carrying value as of September 29, 2007.  However, there can be no assurances that the results of the Company’s evaluation as of the first day of its fiscal fourth quarter will not result in an impairment of other long-lived assets.

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

On May 10, 2007, the Company exercised an option to extend the maturity date of the senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter of 2007 related primarily to the decrease in the fair value of the Option.  The debt discount is being amortized as non-cash interest expense using the interest method through March 1, 2014.

The senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At September 29, 2007, the senior unsecured loan facility had an actual interest rate of approximately 10.38%.  The Company is accruing at an interest rate of approximately 10.94%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $5.8 million and $15.8 million of accrued interest for the third quarter and first nine months ended September 29, 2007, respectively, and approximately $4.1 million and $6.3 million of accrued interest for the third quarter ended September 30, 2006 and the period from May 10, 2006 to September 30, 2006, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At September 29, 2007 and December 31, 2006, the actual outstanding principal balance on the senior unsecured loan facility was approximately $231.8 million and $216.0 million, respectively. The amount recorded as of September 29, 2007, net of unamortized debt discount, is approximately $227.5 million.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At September 29, 2007, Nortek had approximately $89.0 million outstanding and approximately $79.5 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.5 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes.  Under the Canadian revolving portion of its senior secured credit facility, Nortek had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.7 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.  Subsequent to September 29, 2007, Nortek repaid approximately $29.0 million of outstanding borrowings under the U.S. revolving portion of its senior secured credit facility.

At September 29, 2007, the Company had approximately $57.7 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.  Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s senior secured credit facility.  The amount available for such payments under Nortek’s senior secured credit facility was approximately $172.4 million at September 29, 2007.

(C)
On September 18, 2007, the Company acquired all the capital stock of Stilpol SP. Zo.O. (“Stilpol”) and certain assets and liabilities of Metaltecnica S.r.l. (“Metaltecnica”) for approximately $7.9 million in cash and the assumption of indebtedness (estimated to be approximately $4.5 million at September 29, 2007) through its kitchen range hood subsidiaries, based in Italy and Poland (“Best Subsidiaries”).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.  These acquisitions supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.

On August 1, 2007, the Company, through its wholly-owned subsidiary Jensen, Inc., acquired certain assets of Solar of Michigan, Inc. (“Triangle”) for approximately $1.7 million of cash.  Triangle is located in Coopersville, MI and manufactures, markets and distributes bath cabinets and related products.

On July 27, 2007, the Company acquired all of the ownership units of HomeLogic LLC (“HomeLogic”) for approximately $5.1 million (utilizing approximately $3.1 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.  HomeLogic is located in Marblehead, MA and designs and sells software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.

On July 23, 2007, the Company, through Linear, acquired the assets and certain liabilities of Aigis Mechtronics LLC (“Aigis”) for approximately $2.2 million of cash.  Aigis is located in Winston-Salem, NC and manufactures and sells equipment, such as camera housings, into the close-circuit television portion of the global security market.

On June 25, 2007, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired International Electronics, Inc. (“IEI”) through a cash tender offer to purchase all of the outstanding shares of common stock of IEI at a price of $6.65 per share.  The total purchase price was approximately $13.8 million.  IEI is located in Canton, MA and designs and sells security and access control components and systems for use in residential and light commercial applications.

On April 10, 2007, the Company, through Linear, acquired the assets and certain liabilities of c.p. All Star Corporation (“All Star”) for approximately $2.8 million (utilizing approximately $2.3 million of cash and issuing unsecured 6% subordinated notes totaling $0.5 million due April 2009).  All Star is located in Downington, PA and is a leading manufacturer and distributor of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and perimeter security industry.

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

Acquisitions contributed approximately $30.9 million, $2.2 million and $1.0 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the third quarter ended September 29, 2007 and contributed approximately $119.8 million, $17.3 million and $5.3 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the first nine months ended September 29, 2007.  With the exception of Stilpol, Metaltecnica, Triangle, Zephyr and Pacific, which are included in the Residential Ventilation Products segment, and Huntair, Cleanpak, MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date.  For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed by the first half of 2008.

Approximately $55.6 million of contingent consideration was paid in the first nine months of 2007 related to the Secure Wireless, Huntair, Cleanpak and OmniMount acquisitions.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $95.2 million.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)
During the third quarter ended September 29, 2007 and September 30, 2006, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the third quarter ended *
	Sept. 29, 2007	Sept. 30, 2006
	(Amounts in millions)

Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (1)	$0.4	$0.3
Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility	2.3	---
Charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility	0.2	---
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based
in Italy and Poland	0.9	---
Increase in product liability expense for the third quarter of 2007 as compared to the same period
of 2006 in the RVP segment (2)	5.5	---
Product safety upgrade reserves in the RVP and HTP segments (3)	0.8	---
Loss on settlement of litigation in the RVP segment	1.9	---
Gain on settlement of litigation in the HVAC segment	---	(1.2)
Foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested
in the Company’s subsidiaries	1.4	(0.1)
	$13.4	$(1.0)

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
For the third quarter ended September 29, 2007, all charges related to the closure of NuTone were recorded in selling, general and administrative expense, net.  For the third quarter ended September 30, 2006, all charges related to the closure of NuTone were recorded in cost of products sold (see Note H).

(2)	The RVP segment recorded the increase in product liability expense in cost of products sold (see Note G).

(3)	The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note G).

During the first nine months ended September 29, 2007 and September 30, 2006, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the first nine months ended *
	Sept. 29, 2007		Sept. 30, 2006
	(Amounts in millions)

Gain from curtailment of post-retirement medical and life insurance benefits (see Note I)	$	---	$(35.9)
Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (1)		1.8	4.1
Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility		2.6	---
Charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility		0.2	---
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based
in Italy and Poland		2.2	---
Increase in product liability expense for the first nine months of 2007 as compared to the same period of 2006
in the RVP segment (2)		7.3	---
Product safety upgrade reserves in the RVP and HTP segments (3)		0.6	5.5
Reserve for amounts due from customers in the HTP and HVAC segments		2.3	---
Loss on settlement of litigation in the RVP segment		1.9	---
Gain on settlement of litigation in the HVAC segment		---	(1.6)
Foreign exchange losses related to transactions, including intercompany debt not indefinitely invested
in the Company’s subsidiaries		3.4	---
		$22.3	$(27.9)

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
For the first nine months ended September 29, 2007, all charges related to the closure of NuTone were recorded in selling, general and administrative expense, net.  For the first nine months ended September 30, 2006, approximately $1.7 million of the charges related to the closure of NuTone was recorded in cost of products sold and approximately $2.4 million was charged to selling, general and administrative expense, net (see Note H).

(2)	The RVP segment recorded the increase in product liability expense in cost of products sold (see Note G).

(3)	The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note G).

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  The Company expensed approximately $0.6 million for each of the third quarters ended September 29, 2007 and September 30, 2006, respectively, and expensed approximately $1.6 million and $1.8 million for the first nine months ended September 29, 2007 and September 30, 2006, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the third quarter ended September 29, 2007 and September 30, 2006 were as follows:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$203.9	$200.4
Home technology products	148.7	127.4
Air conditioning and heating products	249.6	251.2
Consolidated net sales	$602.2	$579.0

Operating earnings:
Residential ventilation products (1)	$19.4	$30.7
Home technology products (2)	19.2	24.1
Air conditioning and heating products (3)	6.2	19.1
Subtotal	44.8	73.9
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gains on transactions,
including intercompany debt	0.1	0.1
Unallocated, net	(7.2)	(6.4)
Consolidated operating earnings	37.6	67.5
Interest expense	(46.4)	(41.8)
Investment income	0.6	0.4
(Loss) earnings before provision for income taxes	$(8.2)	$26.1

(1)
The operating results of the RVP segment for the third quarter ended September 29, 2007 include an increase in product liability expense of approximately $5.5 million as compared to the third quarter ended September 30, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $0.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H), an approximate $0.2 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.9 million (see Note G), an approximate $1.9 million loss related to the settlement of litigation and foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the third quarter ended September 30, 2006 include an approximate $0.3 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H).

(2)
The operating results of the HTP segment for the third quarter ended September 29, 2007 include a charge to warranty expense of approximately $0.3 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the third quarter ended September 29, 2007 include a charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H) and foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the HVAC segment for the third quarter ended September 30, 2006 include an approximate $1.2 million gain related to the settlement of litigation.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the first nine months ended September 29, 2007 and September 30, 2006 were as follows:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$618.7	$619.3
Home technology products	415.8	350.0
Air conditioning and heating products	764.5	708.0
Consolidated net sales	$1,799.0	$1,677.3

Operating earnings:
Residential ventilation products (1)	$70.6	$136.6
Home technology products (2)	59.0	55.8
Air conditioning and heating products (3)	38.7	56.3
Subtotal	168.3	248.7
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)
Foreign exchange gains on transactions,
including intercompany debt	0.3	0.3
Unallocated, net	(21.2)	(19.7)
Consolidated operating earnings	147.1	229.0
Interest expense	(137.4)	(120.2)
Investment income	1.5	1.6
Earnings before provision for income taxes	$11.2	$110.4

(1)
The operating results of the RVP segment for the first nine months ended September 29, 2007 include an increase in product liability expense of approximately $7.3 million as compared to the first nine months ended September 30, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H), an approximate $0.2 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million (see Note G), an approximate $1.9 million loss related to the settlement of litigation and foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the first nine months ended September 30, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H), a charge to warranty expense of approximately $1.5 million related to a product safety upgrade and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the first nine months ended September 29, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a charge to warranty expense of approximately $0.1 million related to a product safety upgrade and foreign exchange gains of approximately $0.2 million related to transactions.  The operating results of the HTP segment for the first nine months ended September 30, 2006 include a charge to warranty expense of approximately $4.0 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the first nine months ended September 29, 2007 include a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H), a charge of approximately $1.8 million related to reserves for amounts due from customers and foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the HVAC segment for the first nine months ended September 30, 2006 include an approximate $1.6 million gain related to the settlement of litigation and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the third quarter ended September 29, 2007 and September 30, 2006 were as follows:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.5	$3.2
Home technology products	1.5	1.1
Air conditioning and heating products	4.1	4.2
Other	0.2	0.2
Consolidated depreciation expense	$9.3	$8.7

Amortization expense:
Residential ventilation products (1)	$1.8	$1.8
Home technology products	2.7	2.5
Air conditioning and heating products (2)	1.8	2.8
Other	0.2	0.1
Consolidated amortization expense	$6.5	$7.2

Capital Expenditures:
Residential ventilation products	$4.1	$5.3
Home technology products	1.6	1.8
Air conditioning and heating products	4.2	3.2
Other	0.1	---
Consolidated capital expenditures	$10.0	$10.3

(1)
Includes amortization of approximately $0.3 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.7 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the first nine months ended September 29, 2007 and September 30, 2006 were as follows:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$10.6	$9.7
Home technology products	4.2	2.9
Air conditioning and heating products	12.7	11.7
Other	0.5	0.5
Consolidated depreciation expense	$28.0	$24.8

Amortization expense:
Residential ventilation products (1)	$4.4	$4.8
Home technology products (2)	8.6	6.9
Air conditioning and heating products (3)	5.5	7.3
Other	0.4	0.4
Consolidated amortization expense	$18.9	$19.4

Capital Expenditures:
Residential ventilation products	$9.8	$14.7
Home technology products	4.2	5.2
Air conditioning and heating products	10.0	13.0
Other	0.1	0.1
Consolidated capital expenditures	$24.1	$33.0

(1)
Includes amortization of approximately $0.3 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.1 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)
Includes amortization of approximately $2.8 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(F)
The Company provided income taxes on an interim basis based upon the actual effective tax rate through September 29, 2007.  The following reconciles the federal statutory income tax rate to the actual effective tax rate of approximately 101.8% and 39.4% for the first nine months ended September 29, 2007 and September 30, 2006:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	13.7	---
State income tax provision, net of federal income tax effect	10.7	1.9
Tax effect resulting from foreign activities	33.7	1.4
Non-deductible expenses	8.2	0.7
Other, net	0.5	0.4
Income tax provision at actual effective rate	101.8%	39.4%

As indicated in Note A, the Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2007, after the adoption of FIN 48, the Company has provided a liability of approximately $38.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is approximately $7.1 million.  The Company has revised the opening reserve previously disclosed in its Form 10-Q for the first quarter ended March 31, 2007 from $33.0 million to $38.2 million.  In connection with its continuing analysis of FIN 48, the Company identified additional uncertain tax positions that were previously reported as deferred tax liabilities.  These amounts have been reclassified to the reserve for uncertain tax positions as of January 1, 2007.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets of approximately $7.1 million, goodwill adjustments of approximately $17.2 million, and the federal tax benefit of state income tax items of approximately $6.8 million.  The reserve for uncertain tax positions has increased by approximately $1.5 million from approximately $38.2 million to approximately $39.7 million at September 29, 2007.

During the first nine months ended September 29, 2007, the Company provided approximately $3.2 million of reserves for uncertain tax positions and made payments of approximately $0.7 million related to amounts covered by the liability for uncertain tax positions.  The Company expects that approximately $4.1 million of the total amount of unrecognized tax benefits will be recognized during 2007 as a reduction of goodwill as a result of the expiration of the statutes of limitation for various items.  During the third quarter of 2007, the Company reversed approximately $1.0 million of the total amount of the reserve for uncertain tax positions as a reduction of goodwill related to the expiration of the statute of limitations for certain items.

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

As of January 1, 2007, the Company has accrued approximately $4.7 million of interest related to uncertain tax positions.  As of September 29, 2007, the total amount of accrued interest and penalties is approximately $6.8 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

(G)
At September 29, 2007, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $19.9 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at September 29, 2007 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.2 million and $12.0 million at September 29, 2007 and December 31, 2006, respectively.  Approximately $5.1 million of short-term liabilities and approximately $6.1 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at September 29, 2007 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $62.5 million of recorded insurance liabilities at September 29, 2007 relate to product liability accruals of approximately $35.0 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the third quarter ended September 29, 2007 and September 30, 2006 are as follows:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Amounts in millions)

Balance, beginning of the period	$29.6	$18.0
Provision during the period	7.4	1.8
Payments made during the period	(1.7)	(1.4)
Other adjustments	(0.3)	---
Balance, end of the period	$35.0	$18.4

Changes in the Company’s combined short-term and long-term product liability accruals during the first nine months ended September 29, 2007 and September 30, 2006 are as follows:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Amounts in millions)

Balance, beginning of the period	$26.8	$18.1
Provision during the period	12.6	5.6
Payments made during the period	(4.8)	(4.3)
Other adjustments	0.4	(1.0)
Balance, end of the period	$35.0	$18.4

The Company sells a number of products and offers a number of warranties, including in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty accruals during the third quarter ended September 29, 2007 and September 30, 2006 are as follows:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Amounts in millions)

Balance, beginning of the period	$43.4	$43.4
Warranties provided during the period	7.9	5.0
Settlements made during the period	(8.0)	(6.9)
Changes in liability estimate, including expirations and acquisitions	0.7	0.2
Balance, end of the period	$44.0	$41.7

Changes in the Company’s combined short-term and long-term warranty accruals during the first nine months ended September 29, 2007 and September 30, 2006 are as follows:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Amounts in millions)

Balance, beginning of the period	$41.2	$34.8
Warranties provided during the period	21.2	22.5
Settlements made during the period	(20.6)	(16.9)
Changes in liability estimate, including expirations and acquisitions	2.2	1.3
Balance, end of the period	$44.0	$41.7

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

Certain sole source suppliers of various fabricated material components and sub-assemblies to the Company’s Best Subsidiaries experienced financial difficulties in January 2007 and subsequently filed for settlement with creditors to prevent bankruptcy.  The Company secured alternative sources for all but two of these suppliers and negotiated the purchase of the two remaining businesses, Stilpol and Metaltecnica, from the trustee appointed by the local court in the settlement procedures.  As discussed in Note C, the closing of these two acquisitions occurred on September 18, 2007 for a purchase price of approximately $7.9 million plus the assumption of indebtedness (estimated to be approximately $4.5 million at September 29, 2007).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.  The Company has not experienced any significant disruption in the manufacture of its products or shipments to its customers as a result of these supplier difficulties and believes it can successfully integrate these acquired businesses into its existing operations.  The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that these suppliers will be unable to repay the advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.  The Company has incurred approximately $0.9 million and $2.2 million of legal and other professional fees and expenses in connection with these suppliers in the third quarter and first nine months of 2007, respectively.

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

In late June 2006, the Company informed the union located at the Cincinnati, OH location of its subsidiary NuTone, that the Company would close the manufacturing operations at the facility on or about August 30, 2006.  As a result of this planned closure, the Company, through its RVP segment, recorded an approximate $4.1 million charge to operations during the first nine months of 2006 (of which approximately $1.7 million is recorded in cost of goods sold and approximately $2.4 million is recorded in selling, general and administrative expense) consisting of severance of approximately $2.4 million and write-offs related to equipment sales and disposals of approximately $1.7 million.

The Company, in the third quarter and first nine months of 2007, recorded liabilities of approximately $0.4 million and $1.8 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  It is estimated that in total approximately $2.0 million, including the amounts noted above, will be expensed in selling, general and administrative expense, net in conjunction with the closure of this facility.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was paid related to severance to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $2.3 million in the third quarter of 2007 related to shutdown costs and asset write-offs associated with the anticipated cessation of manufacturing operations at Chaska during the fourth quarter of 2007.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $2.8 million and $3.7 million.

On August 8, 2007, after meeting and negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), it was decided to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be approximately $1.7 million, of which approximately $0.2 million was recorded in the third quarter of 2007.

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying unaudited condensed consolidated balance sheet at September 29, 2007 and the accompanying unaudited condensed statement of operations for the third quarter and first nine months ended September 29, 2007.  These costs are included in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses		Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2006	$	---	$0.1	$0.1
Provision		0.6	0.1	0.7
Payments and asset write downs		---	(0.1)	(0.1)
Balance at March 31, 2007		0.6	0.1	0.7
Provision		1.1	---	1.1
Payments		(0.3)	---	(0.3)
Balance at June 30, 2007		1.4	0.1	1.5
Provision		0.6	2.6	3.2
Payments and asset write downs		(0.2)	(1.4)	(1.6)
Balance at September 29, 2007		$1.8	$1.3	$3.1

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments.  Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

In the third quarter of 2007, the Company reached a settlement over litigation with certain former NuTone retirees regarding a dispute over post-retirement medical benefits and recorded an approximate $1.9 million charge to operating results.

(I)
The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2.1 million and $2.6 million for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and aggregated approximately $6.5 million and $7.9 million for the first nine months ended September 29, 2007 and September 30, 2006, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At December 31, 2006, as previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, it was estimated that approximately $9.6 million would be contributed to the Company’s defined benefit pension plans in 2007.  However, at September 29, 2007, the Company revised its estimated contributions to its defined benefit pension plans to approximately $8.1 million, all of which have been made.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the third quarter ended September 29, 2007 and September 30, 2006 consists of the following components:

	For the third quarter ended
	Sept. 29, 2007		Sept. 30, 2006
	(Dollar amounts in millions)

Service cost		$0.1	$0.2
Interest cost		2.4	2.3
Expected return on plan assets		(2.5)	(2.3)
Net periodic benefit cost	$	---	$0.2

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first nine months ended September 29, 2007 and September 30, 2006 consists of the following components:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Service cost	$0.4	$0.8
Interest cost	7.2	6.8
Expected return on plan assets	(7.5)	(6.8)
Net periodic benefit cost	$0.1	$0.8

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the third quarter ended September 29, 2007 and September 30, 2006 consists of the following components:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Interest cost	$0.1	$0.1
Net periodic post-retirement health cost	$0.1	$0.1

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first nine months ended September 29, 2007 and September 30, 2006 consists of the following components:

	For the first nine months ended
	Sept. 29, 2007		Sept. 30, 2006
	(Dollar amounts in millions)

Service cost	$	---	$0.1
Interest cost		0.2	0.6
Amortization of prior service cost		(0.1)	(1.4)
Curtailment gain		---	(35.9)
Net periodic post-retirement health cost (income)		$0.1	$(36.6)

In the second quarter of 2006 in connection with union negotiations with certain employees of the Company’s NuTone, Inc. Cincinnati, OH facility, the Company presented its final proposal to the union bargaining committee.  This final proposal did not provide the NuTone union members with post-retirement medical and life insurance benefits.  This final offer subsequently became implemented and the Company recorded a curtailment gain of approximately $35.9 million ($22.3 million, net of tax) in the second quarter of 2006.

NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2007
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Acquisitions

The Company has made the following acquisitions since January 1, 2006:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Stilpol SP. Zo.O.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Metaltecnica S.r.l.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Triangle	August 1, 2007	Manufacture, marketing and distribution of bath cabinets and related products.	RVP

Home Logic, LLC	July 27, 2007	Design and sale of software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.	HTP

Aigis Mechtronics, Inc.	July 23, 2007	Manufacture and sale of equipment, such as camera housings, into the close-circuit television portion of the global security market.	HTP

International Electronics, Inc.	June 25, 2007	Design and sale of security and access control components and systems for use in residential and light commercial applications.	HTP

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting controls for a variety of uses including residential, commercial, new construction and retro-fit applications.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 17, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 17, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements.  These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.  The Company’s critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses
•	Inventory Valuation
•	Income Taxes
•	Goodwill and Other Long-Lived Assets
•	Pensions and Post-Retirement Health Benefits
•	Warranty, Product Recalls and Safety Upgrades
•	Insurance Liabilities, including Product Liability, and
•	Contingencies

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the third quarter ended September 29, 2007 and September 30, 2006:

	For the third quarter ended		Net Change
	Sept. 29, 2007	Sept. 30, 2006	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$203.9	$200.4	$3.5	1.7%
Home technology products	148.7	127.4	21.3	16.7
Air conditioning and heating products	249.6	251.2	(1.6)	(0.6)
Consolidated net sales	$602.2	$579.0	$23.2	4.0%
Operating earnings:
Residential ventilation products (1)	$19.4	$30.7	$(11.3)	(36.8)%
Home technology products (2)	19.2	24.1	(4.9)	(20.3)
Air conditioning and heating products (3)	6.2	19.1	(12.9)	(67.5)
Subtotal	44.8	73.9	(29.1)	(39.4)
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gains on transactions,
including intercompany debt	0.1	0.1	---	---
Unallocated, net	(7.2)	(6.4)	(0.8)	(12.5)
Consolidated operating earnings	$37.6	$67.5	$(29.9)	(44.3)%
Depreciation and amortization expense:
Residential ventilation products (4)	$5.3	$5.0	$0.3	6.0%
Home technology products	4.2	3.6	0.6	16.7
Air conditioning and heating products (5)	5.9	7.0	(1.1)	(15.7)
Unallocated	0.4	0.3	0.1	33.3
	$15.8	$15.9	$(0.1)	(0.6)%
Operating earnings margin:
Residential ventilation products (1)	9.5%	15.3%
Home technology products (2)	12.9	18.9
Air conditioning and heating products (3)	2.5	7.6
Consolidated	6.2%	11.6%
Depreciation and amortization
expense as a % of net sales:
Residential ventilation products (4)	2.6%	2.5%
Home technology products	2.8	2.8
Air conditioning and heating products (5)	2.4	2.8
Consolidated	2.6%	2.7%

(1)
The operating results of the RVP segment for the third quarter ended September 29, 2007 include an increase in product liability expense of approximately $5.5 million as compared to the third quarter ended September 30, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $0.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $0.2 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.9 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $1.9 million loss related to the settlement of litigation and foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the RVP segment for the third quarter ended September 30, 2006 include an approximate $0.3 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)
The operating results of the HTP segment for the third quarter ended September 29, 2007 include a charge to warranty expense of approximately $0.3 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the third quarter ended September 29, 2007 include a charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the third quarter ended September 30, 2006 include an approximate $1.2 million gain related to the settlement of litigation.

(4)
Includes amortization of approximately $0.3 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(5)
Includes amortization of approximately $0.7 million for the third quarter ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents the financial information for the Company’s reporting segments for the first nine months ended September 29, 2007 and September 30, 2006:

	For the first nine months ended		Net Change
	Sept. 29, 2007	Sept. 30, 2006	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$618.7	$619.3	$(0.6)	(0.1)%
Home technology products	415.8	350.0	65.8	18.8
Air conditioning and heating products	764.5	708.0	56.5	8.0
Consolidated net sales	$1,799.0	$1,677.3	$121.7	7.3%
Operating earnings:
Residential ventilation products (1)	$70.6	$136.6	$(66.0)	(48.3)%
Home technology products (2)	59.0	55.8	3.2	5.7
Air conditioning and heating products (3)	38.7	56.3	(17.6)	(31.3)
Subtotal	168.3	248.7	(80.4)	(32.3)
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)	---	---
Foreign exchange gains on transactions,
including intercompany debt	0.3	0.3	---	---
Unallocated, net	(21.2)	(19.7)	(1.5)	(7.6)
Consolidated operating earnings	$147.1	$229.0	$(81.9)	(35.8)%
Depreciation and amortization expense:
Residential ventilation products (4)	$15.0	$14.5	$0.5	3.4%
Home technology products (5)	12.8	9.8	3.0	30.6
Air conditioning and heating products (6)	18.2	19.0	(0.8)	(4.2)
Unallocated	0.9	0.9	---	---
	$46.9	$44.2	$2.7	6.1%
Operating earnings margin:
Residential ventilation products (1)	11.4%	22.1%
Home technology products (2)	14.2	15.9
Air conditioning and heating products (3)	5.1	8.0
Consolidated	8.2%	13.7%
Depreciation and amortization
expense as a % of net sales:
Residential ventilation products (4)	2.4%	2.3%
Home technology products (5)	3.1	2.8
Air conditioning and heating products (6)	2.4	2.7
Consolidated	2.6%	2.6%

(1)
The operating results of the RVP segment for the first nine months ended September 29, 2007 include an increase in product liability expense of approximately $7.3 million as compared to the first nine months ended September 30, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $0.2 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $1.9 million loss related to the settlement of litigation and foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the RVP segment for the first nine months ended September 30, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $4.1 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a charge to warranty expense of approximately $1.5 million related to a product safety upgrade and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the first nine months ended September 29, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a charge to warranty expense of approximately $0.1 million related to a product safety upgrade and foreign exchange gains of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the first nine months ended September 30, 2006 include a charge to warranty expense of approximately $4.0 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
The operating results of the HVAC segment for the first nine months ended September 29, 2007 include a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a charge of approximately $1.8 million related to reserves for amounts due from customers and foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first nine months ended September 30, 2006 include an approximate $1.6 million gain related to the settlement of litigation and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(4)
Includes amortization of approximately $0.3 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(5)
Includes amortization of approximately $0.1 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(6)
Includes amortization of approximately $2.8 million for the first nine months ended September 30, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents the financial information for the third quarter ended September 29, 2007 and September 30, 2006.  The results of operations for the third quarter ended September 29, 2007 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the third quarter 2007
			as compared to the
	For the third quarter ended		third quarter 2006
	Sept. 29, 2007	Sept. 30, 2006	$	%
	(Dollar amounts in millions)

Net sales	$602.2	$579.0	$23.2	4.0%
Cost of products sold	433.0	404.2	(28.8)	(7.1)
Selling, general and administrative expense, net	125.1	101.1	(24.0)	(23.7)
Amortization of intangible assets	6.5	6.2	(0.3)	(4.8)
Operating earnings	37.6	67.5	(29.9)	(44.3)
Interest expense	(46.4)	(41.8)	(4.6)	(11.0)
Investment income	0.6	0.4	0.2	50.0
(Loss) earnings before provision for income taxes	(8.2)	26.1	(34.3)	(131.4)
Provision for income taxes	0.5	10.9	10.4	95.4
Net (loss) earnings	$(8.7)	$15.2	$(23.9)	(157.2)%

			Change in percentage for
	Percentage of net sales		the third quarter 2007
	third quarter ended		as compared to the
	Sept. 29, 2007	Sept. 30, 2006	third quarter 2006

Net sales	100.0%	100.0%	---%
Cost of products sold	71.9	69.8	(2.1)
Selling, general and administrative expense, net	20.8	17.5	(3.3)
Amortization of intangible assets	1.1	1.1	---
Operating earnings	6.2	11.6	(5.4)
Interest expense	(7.7)	(7.2)	(0.5)
Investment income	0.1	0.1	---
(Loss) earnings before provision for income taxes	(1.4)	4.5	(5.9)
Provision for income taxes	0.1	1.9	1.8
Net (loss) earnings	(1.5)%	2.6%	(4.1)%

The following table presents the financial information for the first nine months ended September 29, 2007 and September 30, 2006.  The results of operations for the first nine months ended September 29, 2007 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first nine months 2007
			as compared to the
	For the first nine months ended		first nine months 2006
	Sept. 29, 2007	Sept. 30, 2006	$	%
	(Dollar amounts in millions)

Net sales	$1,799.0	$1,677.3	$121.7	7.3%
Cost of products sold	1,269.7	1,168.4	(101.3)	(8.7)
Selling, general and administrative expense, net	363.3	263.7	(99.6)	(37.8)
Amortization of intangible assets	18.9	16.2	(2.7)	(16.7)
Operating earnings	147.1	229.0	(81.9)	(35.8)
Interest expense	(137.4)	(120.2)	(17.2)	(14.3)
Investment income	1.5	1.6	(0.1)	(6.3)
Earnings before provision for income taxes	11.2	110.4	(99.2)	(89.9)
Provision for income taxes	11.4	43.5	32.1	73.8
Net (loss) earnings	$(0.2)	$66.9	$(67.1)	(100.3)%

			Change in percentage for
	Percentage of net sales		the first nine months 2007
	first nine months ended		as compared to the
	Sept. 29, 2007	Sept. 30, 2006	first nine months 2006

Net sales	100.0%	100.0%	---%
Cost of products sold	70.6	69.6	(1.0)
Selling, general and administrative expense, net	20.2	15.7	(4.5)
Amortization of intangible assets	1.0	1.0	---
Operating earnings	8.2	13.7	(5.5)
Interest expense	(7.6)	(7.2)	(0.4)
Investment income	0.1	0.1	---
Earnings before provision for income taxes	0.7	6.6	(5.9)
Provision for income taxes	0.7	2.6	1.9
Net (loss) earnings	---%	4.0%	(4.0)%

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

Excluding the effect of acquisitions and foreign exchange, the operating results of the Company were impacted in the third quarter and first nine months of 2007 by a decline in sales in the built-in products and residential air conditioning products wholesale channels as the housing market continues to weaken.  Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also adversely impacted the third quarter and first nine months of 2007.  The Company expects these trends to continue in 2008.  Additionally, declines in existing home sales will likely have a negative impact on remodeling spending in the fourth quarter of 2007 and the first half of 2008, which will have an adverse effect on the Company’s operating results.

Net Sales.  Consolidated net sales increased approximately $23.2 million or 4.0% for the third quarter ended September 29, 2007 as compared to the third quarter ended September 30, 2006, and increased approximately $121.7 million or 7.3% for the first nine months ended September 29, 2007 as compared to the first nine months ended September 30, 2006 as discussed further in the following paragraphs.  Acquisitions contributed approximately $30.9 million and $119.8 million to net sales for the third quarter and first nine months ended September 29, 2007, respectively.

In the RVP segment, net sales increased approximately $3.5 million or 1.7% for the third quarter ended September 29, 2007 as compared to the third quarter ended September 30, 2006 and decreased approximately $0.6 million or 0.1% for the first nine months ended September 29, 2007 as compared to the first nine months ended September 30, 2006.  Net sales in the RVP segment for the third quarter and first nine months ended September 29, 2007 reflects an increase of approximately $5.0 million and $11.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates and includes approximately $7.6 million and $21.2 million, respectively, attributable to acquisitions.

Excluding the effect of acquisitions and foreign exchange, net sales in the RVP segment decreased approximately $9.1 million in the third quarter of 2007 as compared to the third quarter of 2006, and decreased approximately $33.2 million in the first nine months of 2007 as compared to the first nine months of 2006.  The decrease in net sales in the RVP segment for the third quarter and first nine months ended September 29, 2007 as compared to the same periods of 2006 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, primarily in the RVP segment’s domestic subsidiaries, partially offset by higher average unit sales prices in the third quarter and first nine months of 2007 of kitchen range hoods and bathroom exhaust fans.  Higher average unit sales prices of kitchen range hoods and bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2006.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 79.2% and 80.5% of the total RVP segment’s gross sales for the third quarter and first nine months ended September 29, 2007.  Excluding the effect of acquisitions and foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 3.9% and 4.7% in the third quarter and first nine months ended September 29, 2007, respectively, for the RVP segment’s domestic subsidiaries and decreased approximately 2.3% and 0.9% in the third quarter and first nine months ended September 29, 2007, respectively, for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales increased approximately $21.3 million or 16.7% for the third quarter ended September 29, 2007 as compared to the third quarter ended September 30, 2006 and increased approximately $65.8 million or 18.8% for the first nine months ended September 29, 2007 as compared to the first nine months ended September 30, 2006.  Net sales in the HTP segment for the third quarter and first nine months ended September 29, 2007 includes approximately $23.3 million and $64.5 million, respectively, attributable to acquisitions and reflects an increase of approximately $0.1 million and $0.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  The remaining decrease in net sales in the third quarter of 2007 in the HTP segment is due a decline in sales of certain security and access control products, partially offset by increased sales of audio and video distribution equipment and speakers.

In the HVAC segment, net sales decreased approximately $1.6 million or 0.6% for the third quarter ended September 29, 2007 as compared to the third quarter ended September 30, 2006 and increased approximately $56.5 million or 8.0% for the first nine months ended September 29, 2007 as compared to the first nine months ended September 30, 2006.  Net sales in the HVAC segment for the first nine months ended September 29, 2007 includes approximately $34.1 million attributable to acquisitions and for the third quarter and first nine months reflects an increase of approximately $3.3 million and $7.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the first nine months ended September 29, 2007 as compared to the same period of 2006 includes higher sales volume of HVAC products sold to commercial customers, partially offset by lower sales volume for products sold to both residential site-built and manufactured housing customers occurring in the first quarter of 2007.  Sales of products to residential site-built customers increased approximately 10.1% over the third quarter ended September 30, 2006 and decreased approximately 3.0% over the first nine months ended September 30, 2006.  Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.6% and 5.1% of the Company’s consolidated net sales for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and constituted approximately 4.4% and 5.2% of the Company’s consolidated net sales for the first nine months ended September 29, 2007 and September 30, 2006, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.2% and 19.1% of consolidated net sales for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and were approximately 21.0% and 19.0% of consolidated net sales for the first nine months ended September 29, 2007 and September 30, 2006, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 8.6% and 7.7% of consolidated net sales for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and were approximately 8.3% and 8.0% of consolidated net sales for the first nine months ended September 29, 2007 and September 30, 2006, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 9.8% and 9.6% of consolidated net sales for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and were approximately 10.0% and 9.4% of consolidated net sales for the first nine months ended September 29, 2007 and September 30, 2006, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $433.0 million for the third quarter ended September 29, 2007 as compared to approximately $404.2 million for the third quarter ended September 30, 2006 and was approximately $1,269.7 million for the first nine months ended September 29, 2007 as compared to approximately $1,168.4 million for the first nine months ended September 30, 2006.  Cost of products sold, as a percentage of net sales, increased from approximately 69.8% for the third quarter ended September 30, 2006 to approximately 71.9% for the third quarter ended September 29, 2007 and increased from approximately 69.6% for the first nine months ended September 30, 2006 to approximately 70.6% for the first nine months ended September 29, 2007, primarily as a result of the factors described below.

Overall, consolidated material costs were approximately 47.7% and 46.3% of net sales for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and were approximately 46.8% and 45.0% of net sales for the first nine months ended September 29, 2007 and September 30, 2006, respectively.  As compared to the third quarter and first nine months of 2006, the Company experienced higher material costs related to purchases of steel, copper, aluminum and related purchased components, such as motors.  Cost increases during the third quarter and first nine months of 2007 as compared to the same periods of 2006 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the third quarter ended September 29, 2007 was approximately $148.0 million, or 72.6% as a percentage of the RVP segment’s net sales, as compared to approximately $139.5 million, or 69.6% as a percentage of the RVP segment’s net sales for the third quarter ended September 30, 2006.  Cost of products sold for the first nine months ended September 29, 2007 was approximately $436.9 million, or 70.6% as a percentage of the RVP segment’s net sales, as compared to approximately $424.0 million, or 68.5% as a percentage of the RVP segment’s net sales for the first nine months ended September 30, 2006.  Cost of products sold in the RVP segment for the third quarter and first nine months ended September 29, 2007 includes (1) an increase in product liability expense of approximately $5.5 million and $7.3 million, respectively, as compared to the same periods of 2006, (2) a charge to warranty expense of approximately $0.5 million related to a product safety upgrade recorded in the third quarter of 2007, (3) an increase of approximately $3.9 million and $9.2 million, respectively, related to the effect of changes in foreign currency exchange rates and (4) approximately $4.8 million and $13.1 million, respectively, of cost of products sold contributed by acquisitions.  Cost of products sold in the RVP segment for the third quarter and first nine months ended September 30, 2006 includes (1) approximately $0.3 million and $1.7 million, respectively, of severance charges related to the planned closure of the Company’s NuTone facility (see note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (2) a charge to warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first nine months of 2006 and (3) a non-cash charge of approximately $0.3 million recorded in the third quarter of 2006 related to the amortization of purchase price allocated to inventory.  The increases in the percentage of cost of products sold to net sales for the third quarter and first nine months ended September 29, 2007 over the same periods of 2006 reflect increased material costs and a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in costs.

In the HTP segment, cost of products sold for the third quarter ended September 29, 2007 was approximately $80.8 million, or 54.3% as a percentage of the HTP segment’s net sales, as compared to approximately $66.3 million, or 52.0% as a percentage of the HTP segment’s net sales for the third quarter ended September 30, 2006.  Cost of products sold for the first nine months ended September 29, 2007 was approximately $222.6 million, or 53.5% as a percentage of the HTP segment’s net sales, as compared to approximately $188.0 million, or 53.7% as a percentage of the HTP segment’s net sales for the first nine months ended September 30, 2006.  Cost of products sold in the HTP segment for the third quarter and first nine months ended September 29, 2007 reflects (1) approximately $14.2 million and $36.1 million, respectively, of cost of products sold contributed by acquisitions, (2) a charge to warranty expense of approximately $0.3 million and $0.1 million, respectively, related to a product safety upgrade and (3) an increase of approximately $0.1 million in the first nine months of 2007 related to the effect of changes in foreign currency exchange rates.  Cost of products sold in the HTP segment for the third quarter and first nine months ended September 30, 2006 includes (1) a charge to warranty costs of approximately $4.0 million related to a product safety upgrade recorded in the first nine months of 2006 and (2) a non-cash charge of approximately $0.1 million in the first nine months of 2006 related to the amortization of purchase price allocated to inventory.  The decrease in the percentage of cost of products sold to net sales for the first nine months ended September 29, 2007 as compared to the same period of 2006 is primarily as a result of increased warranty costs recorded in 2006, as noted above.

In the HVAC segment, cost of products sold for the third quarter ended September 29, 2007 was approximately $204.2 million, or 81.8% as a percentage of the HVAC segment’s net sales, as compared to approximately $198.4 million, or 79.0% as a percentage of the HVAC segment’s net sales for the third quarter ended September 30, 2006.  Cost of products sold for the first nine months ended September 29, 2007 was approximately $610.2 million, or 79.8% as a percentage of the HVAC segment’s net sales, as compared to approximately $556.4 million, or 78.6% as a percentage of the HVAC segment’s net sales for the first nine months ended September 30, 2006.  Cost of products sold in the HVAC segment for the third quarter and first nine months ended September 29, 2007 includes (1) approximately $21.0 million of cost of products sold in the first nine months of 2007 contributed by acquisitions and (2) an increase of approximately $2.6 million and $6.1 million, respectively, related to the effect of changes in foreign currency exchange rates.  Cost of products sold in the HVAC segment for the third quarter and first nine months ended September 30, 2006 includes a non-cash charge of approximately $0.7 million and $2.8 million, respectively, related to the amortization of purchase price allocated to inventory.  The increases in cost of products sold as a percentage of net sales for the third quarter and first nine months ended September 29, 2007 as compared to the same periods of 2006 reflect the effect of higher material costs related primarily to purchases of copper, steel, aluminum and purchased components such as motors.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $125.1 million for the third quarter ended September 29, 2007 as compared to approximately $101.1 million for the third quarter ended September 30, 2006, and was approximately $363.3 million for the first nine months ended September 29, 2007 as compared to approximately $263.7 million for the first nine months ended September 30, 2006.  SG&A as a percentage of net sales increased from approximately 17.5% for the third quarter ended September 30, 2006 to approximately 20.8% for the third quarter ended September 29, 2007 and increased from approximately 15.7% for the first nine months ended September 30, 2006 to approximately 20.2% for the first nine months ended September 29, 2007.  This increase in SG&A as a percentage of net sales is principally due to the effect of a curtailment gain, related to post-retirement medical and life insurance benefits in the second quarter of 2006 of approximately $35.9 million in the RVP segment.

SG&A for the third quarter and first nine months ended September 29, 2007 includes:

		Third Quarter	First Nine Months
		Ended September 29, 2007
		(Dollar amounts in millions)

(1)	SG&A related to acquisitions	$8.9	$28.1
(2)	Effect of changes in foreign currency exchange rates	1.6	3.4
(3)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	0.4	1.8
(4)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility	2.3	2.6
(5)	Charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility	0.2	0.2
(6)	Legal and other professional fees and expenses incurred in connection with matters related
	to certain subsidiaries based in Italy and Poland	0.9	2.2
(7)	Charges related to reserves for amounts due from customers in the HTP and HVAC segments	---	2.3
(8)	Loss on settlement of litigation in the RVP segment	1.9	1.9
(9)	(Decrease)/increase in displays expense in the RVP segment	(0.2)	4.5
(10)	Foreign exchange losses related to transactions, including intercompany debt not indefinitely
	invested in the Company’s subsidiaries	1.4	3.4
(11)	Stock-based compensation expense	0.1	0.3

SG&A for the third quarter and first nine months ended September 30, 2006 includes (1) a curtailment gain of post-retirement medical benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) approximately $2.4 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility within the RVP segment (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) an approximate $1.2 million gain and $1.6 million gain, respectively, related to the settlement of litigation within the HVAC segment, (4) approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense, which is recorded in Unallocated and (5) foreign exchange gains of approximately $0.1 million recorded in the third quarter of 2006, all of which is included in Unallocated, related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $0.3 million from approximately $6.2 million for the third quarter ended September 30, 2006 to approximately $6.5 million for the third quarter ended September 29, 2007 and increased approximately $2.7 million from approximately $16.2 million for the first nine months ended September 30, 2006 to approximately $18.9 million for the first nine months ended September 29, 2007.  The change in amortization of intangible assets is due to the impact of acquisitions, which contributed approximately $0.8 million and $4.2 million to the increase in the third quarter and first nine months ended September 29, 2007, respectively, offset by higher amortization expense in the prior periods as a result of accelerated amortization methods.

Depreciation Expense.  Depreciation expense increased approximately $0.6 million from approximately $8.7 million for the third quarter ended September 30, 2006 to approximately $9.3 million for the third quarter ended September 29, 2007 and increased approximately $3.2 million from approximately $24.8 million for the first nine months ended September 30, 2006 to approximately $28.0 million for the first nine months ended September 29, 2007.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions in the third quarter and first nine months of 2007, which represented approximately $0.2 million and $1.1 million, respectively, of the increase.

Operating Earnings.  Consolidated operating earnings decreased by approximately $29.9 million from approximately $67.5 million for the third quarter ended September 30, 2006 to approximately $37.6 million for the third quarter ended September 29, 2007 and decreased approximately $81.9 million from approximately $229.0 million for the first nine months ended September 30, 2006 to approximately $147.1 million for the first nine months ended September 29, 2007.  Acquisitions contributed approximately $2.2 million and $17.3 million to operating earnings for the third quarter and first nine months ended September 29, 2007, respectively.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 11.6% for the third quarter ended September 30, 2006 to approximately 6.2% for the third quarter ended September 29, 2007 and decreased from approximately 13.7% for the first nine months ended September 30, 2006 to approximately 8.2% for the first nine months ended September 29, 2007.

Operating earnings of the RVP segment for the third quarter ended September 29, 2007 were approximately $19.4 million as compared to approximately $30.7 million for the third quarter ended September 30, 2006 and were approximately $70.6 million for the first nine months ended September 29, 2007 as compared to approximately $136.6 million for the first nine months ended September 30, 2006.  Operating earnings of the RVP segment for the third quarter and first nine months ended September 29, 2007 reflects (1) an increase in product liability expense of approximately $5.5 million and $7.3 million, respectively, as compared to the same periods of 2006, (2) approximately $0.4 million and $1.8 million, respectively, of severance charges related to the closure of the Company’s NuTone facility, (3) a charge to warranty expense of approximately $0.5 million related to a product safety upgrade recorded in the third quarter of 2007, (4) a decrease of approximately $0.2 million and an increase of approximately $4.5 million, respectively, of displays expense, (5) an increase in earnings of approximately $0.3 million and $0.7 million, respectively, from the effect of foreign currency exchange rates, (6) an approximate $1.9 million loss in the third quarter of 2007 related to the settlement of litigation, (7) approximately $0.9 million and $2.2 million, respectively, of legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland, (8) approximately $0.2 million of charges recorded in the third quarter of 2007 related to the closure of the Company’s Jensen facility, (9) approximately $0.3 million and $0.9 million, respectively, of increased depreciation expense of property and equipment and approximately $0.4 million of decreased amortization of intangible assets in the first nine months of 2007, (10) approximately $0.1 million and $0.3 million, respectively, of operating earnings contributed by acquisitions and (11) foreign exchange losses of approximately $0.6 million and $1.5 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the RVP segment for the third quarter and first nine months ended September 30, 2006 reflects (1) a curtailment gain of post-retirement medical benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) approximately $0.3 million and $4.1 million, respectively, of severance, equipment write-offs and other charges related to the planned closure of the Company’s NuTone facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) a charge to warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first nine months of 2006, (4) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory and (5) foreign exchange losses of approximately $0.2 million for the first nine months of 2006 related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The remaining decreases in operating earnings in the RVP segment for the third quarter and first nine months ended September 29, 2007 as compared to the same periods in 2006 are a result of lower sales volume of kitchen range hoods and bathroom exhaust fans, partially offset by price increases in the third quarter and first nine months of 2007.

Operating earnings of the HTP segment for the third quarter ended September 29, 2007 were approximately $19.2 million as compared to approximately $24.1 million for the third quarter ended September 30, 2006 and were approximately $59.0 million in the first nine months ended September 29, 2007 as compared to approximately $55.8 million for the first nine months ended September 30, 2006.  Operating earnings of the HTP segment for the third quarter and first nine months ended September 29, 2007 reflects (1) approximately $2.1 million and $9.3 million, respectively, of operating earnings contributed by acquisitions, (2) approximately $0.4 million and $1.3 million, respectively, of increased depreciation expense of property and equipment and approximately $0.2 million and $1.7 million, respectively, of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (3) a charge of approximately $0.5 million in the first nine months of 2007 related to a reserve for amounts due from a customer, (4) a charge to warranty expense of approximately $0.3 million and $0.1 million, respectively, related to a product safety upgrade, (5) a decrease in earnings of approximately $0.1 million and $0.2 million, respectively, from the effect of foreign currency exchange rates and (6) foreign exchange gains of approximately $0.1 million and $0.2 million, respectively, related to transactions.

Operating earnings of the HTP segment for the first nine months ended September 30, 2006 reflects (1) a charge to warranty costs of approximately $4.0 million related to a product safety upgrade, (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory and (3) foreign exchange gains of approximately $0.1 million for the first nine months of 2006 related to transactions.

The remaining increase in operating earnings in the HTP segment for the third quarter ended September 29, 2007 over the same period in 2006 is primarily a result of increased net sales volume of audio and video distribution equipment and speakers.  The remaining decrease in operating earnings in the HTP segment for the first nine months ended September 29, 2007 over the same period in 2006 is primarily a result of lower sales volume of certain security and access control devices and increased material costs in cost of products sold, offset by increased sales volume of audio and video distribution equipment and speakers.

Operating earnings of the HVAC segment were approximately $6.2 million for the third quarter ended September 29, 2007 as compared to approximately $19.1 million for the third quarter ended September 30, 2006 and were approximately $38.7 million for the first nine months ended September 29, 2007 as compared to approximately $56.3 million for the first nine months ended September 30, 2006.  Operating earnings of the HVAC segment for the third quarter and first nine months ended September 29, 2007 reflect (1) approximately $7.7 million in the first nine months of 2007 of operating earnings contributed by acquisitions, (2) a charge of approximately $1.8 million in the first nine months of 2007 related to reserves for amounts due from customers, (3) approximately $2.3 million and $2.6 million, respectively, of severance charges related to the closure of the Company’s Mammoth facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (4) approximately $0.1 million of decreased depreciation expense in the third quarter of 2007 and $1.0 million of increased depreciation expense in the first nine months of 2007 of property and equipment and approximately $1.0 million and $1.8 million, respectively, of decreased amortization of intangible assets primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (5) an increase in earnings of approximately $0.1 million and $0.2 million, respectively, from the effect of foreign currency exchange rates and (6) foreign exchange losses of approximately $1.0 million and $2.4 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HVAC segment for the third quarter and first nine months ended September 30, 2006 reflects (1) a non-cash charge of approximately $0.7 million and $2.8 million, respectively, related to the amortization of purchase price allocated to inventory, (2) an approximate $1.2 million gain and $1.6 million gain, respectively, related to the settlement of litigation and (3) foreign exchange losses of approximately $0.2 million for the first nine months of 2006 related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The remaining decrease in operating earnings in the HVAC segment for the first nine months ended September 29, 2007 as compared to the same period in 2006 is primarily the result of decreased sales volume for products sold to both residential site-built and manufactured housing customers and increased material costs related to purchases of copper, steel and purchased components such as motors, offset by higher sales levels of HVAC products sold to commercial customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 10.9% and 13.0% of operating earnings (before unallocated and corporate expenses) for the third quarter ended September 29, 2007 and September 30, 2006, respectively, and were approximately 13.1% and 11.2% of operating earnings (before unallocated and corporate expenses) for the first nine months ended September 29, 2007 and September 30, 2006, respectively.  Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $4.6 million or approximately 11.0% during the third quarter ended September 29, 2007 as compared to the third quarter ended September 30, 2006 and increased approximately $17.2 million or approximately 14.3% during the first nine months ended September 29, 2007 as compared to the first nine months ended September 30, 2006.  During the third quarter and first nine months ended September 29, 2007, the Company experienced increases in interest expense primarily as a result of (1) approximately $3.9 million in the first nine months of 2007 of additional non-cash interest expense related to the Company’s senior unsecured loan facility (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein), (2) approximately $1.3 million and $4.3 million, respectively, from increased borrowings and higher interest rates related to Nortek’s senior secured credit facility, (3) approximately $2.5 million and $10.3 million, respectively, of debt accretion relating to the PIK option on the Company’s senior unsecured loan facility issued in May 2006, (4) approximately $0.9 million and $2.5 million, respectively, of additional interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes, (5) an increase of approximately $0.1 million and $0.8 million, respectively, related to increased borrowings at the Company’s subsidiaries, primarily as a result of acquisitions and (6) an increase of approximately $0.4 million related to the amortization of deferred financing costs in the first nine months of 2007.  These increases were partially offset by a decrease of approximately $5.0 million related to the amortization of the Nortek Holdings deferred compensation plan, which was fully paid in May 2006, as well as, a decrease of approximately $0.2 million related to the amortization of deferred financing costs in the third quarter of 2007.

Investment Income.  Investment income was approximately $0.6 million and $0.4 million for the third quarter ended September 29, 2007 and September 30, 2006, respectively and was approximately $1.5 million and $1.6 million for the first nine months ended September 29, 2007 and September 30, 2006, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $0.5 million for the third quarter ended September 29, 2007 as compared to approximately $10.9 million for the third quarter ended September 30, 2006 and was approximately $11.4 million for the first nine months ended September 29, 2007 as compared to approximately $43.5 million for the first nine months ended September 30, 2006.  The effective income tax rates of 101.8% and 39.4% for the first nine months ended September 29, 2007 and September 30, 2006, respectively, differed from the United States Federal statutory rate of 35% principally as a result of the effect of foreign tax rates on foreign earnings, the impact of interest related to uncertain tax positions, state income tax provisions and non-deductible expenses.  The increase in the effective income tax rates between periods is primarily due to the inclusion of discrete interest on uncertain tax provisions in accordance with the provisions of FIN 48, which the Company adopted in the first quarter of 2007 (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net Earnings.  Consolidated net earnings decreased by approximately $23.9 million from net earnings of approximately $15.2 million, or 2.6% as a percentage of net sales, for the third quarter ended September 30, 2006 to a net loss of approximately $8.7 million for the third quarter ended September 29, 2007 and decreased by approximately $67.1 million from approximately $66.9 million, or 4.0% as a percentage of net sales, for the first nine months ended September 30, 2006 to a net loss of approximately $0.2 million for the first nine months ended September 29, 2007.  The decrease in the third quarter and first nine months ended September 29, 2007 was primarily due to the factors discussed above, which included a decrease of approximately $29.9 million and $81.9 million, respectively, in consolidated operating earnings, an increase of approximately $4.6 million and $17.2 million, respectively, in interest expense and a decrease in investment income of approximately $0.1 million for the first nine months of 2007 as compared to the first nine months of 2006, offset by a decrease of approximately $10.4 million and $32.1 million, respectively, in the provision for income taxes and an increase in investment income of approximately $0.2 million for the third quarter of 2007 as compared to the third quarter of 2006.

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

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarter ended September 29, 2007 and September 30, 2006:

	For the third quarter ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Net (loss) earnings (1), (2)	$(8.7)	$15.2
Provision for income taxes	0.5	10.9
Interest expense (3)	46.4	41.8
Investment income	(0.6)	(0.4)
Depreciation expense	9.3	8.7
Amortization expense	6.5	7.2
EBITDA	$53.4	$83.4

(1)
In the RVP segment, the net loss for the third quarter ended September 29, 2007 includes an increase in product liability expense of approximately $5.5 million as compared to the third quarter ended September 30, 2006, a pre-tax charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $0.4 million pre-tax charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $0.2 million pre-tax charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.9 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $1.9 million pre-tax loss related to the settlement of litigation and foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, the net loss for the third quarter ended September 29, 2007 includes a pre-tax charge to warranty expense of approximately $0.3 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

In the HVAC segment, the net loss for the third quarter ended September 29, 2007 includes a pre-tax charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
In the RVP segment, net earnings for the third quarter ended September 30, 2006 include an approximate $0.3 million pre-tax charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

In the HVAC segment, net earnings for the third quarter ended September 30, 2006 include an approximate $1.2 million pre-tax gain related to the settlement of litigation.

(3)
Interest expense for the third quarter of 2007 includes cash interest of approximately $29.8 million and non-cash interest of approximately $16.6 million.  Interest expense for the third quarter of 2006 includes cash interest of approximately $28.4 million and non-cash interest of approximately $13.4 million.

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first nine months ended September 29, 2007 and September 30, 2006:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Net (loss) earnings (1), (2)	$(0.2)	$66.9
Provision for income taxes	11.4	43.5
Interest expense (3)	137.4	120.2
Investment income	(1.5)	(1.6)
Depreciation expense	28.0	24.8
Amortization expense	18.9	19.4
EBITDA	$194.0	$273.2

(1)
In the RVP segment, the net loss for the first nine months ended September 29, 2007 includes an increase in product liability expense of approximately $7.3 million as compared to the first nine months ended September 30, 2006, a pre-tax charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million pre-tax charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $0.2 million pre-tax charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $1.9 million pre-tax loss related to the settlement of litigation and foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, the net loss for the first nine months ended September 29, 2007 includes a pre-tax charge of approximately $0.5 million related to a reserve for amounts due from a customer, a pre-tax charge to warranty expense of approximately $0.1 million related to a product safety upgrade and foreign exchange gains of approximately $0.2 million related to transactions.

In the HVAC segment, the net loss for the first nine months ended September 29, 2007 includes a pre-tax charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a pre-tax charge of approximately $1.8 million related to reserves for amounts due from customers and foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
In the RVP segment, net earnings for the first nine months ended September 30, 2006 include an approximate $35.9 million pre-tax curtailment gain related to post-retirement medical benefits, an approximate $4.1 million pre-tax charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a pre-tax charge to warranty expense of approximately $1.5 million related to a product safety upgrade and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, net earnings for the first nine months ended September 30, 2006 include a pre-tax charge to warranty expense of approximately $4.0 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

In the HVAC segment, net earnings for the first nine months ended September 30, 2006 include an approximate $1.6 million pre-tax gain related to the settlement of litigation and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
Interest expense for the first nine months of 2007 includes cash interest of approximately $87.0 million and non-cash interest of approximately $50.4 million.  Interest expense for the first nine months of 2006 includes cash interest of approximately $86.9 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $33.3 million.

Liquidity and Capital Resources

Certain sole source suppliers of various fabricated material components and sub-assemblies to the Company’s Italian and Polish kitchen range hood subsidiaries (the “Best Subsidiaries”) experienced financial difficulties in January 2007 and subsequently filed for settlement with creditors to prevent bankruptcy.  The Company secured alternative sources for all but two of these suppliers and negotiated the purchase of the two remaining businesses, Stilpol and Metaltecnica, from the trustee appointed by the local court in the settlement procedures.  As discussed previously, the closing of these two acquisitions occurred on September 18, 2007 for a purchase price of approximately $7.9 million plus the assumption of indebtedness (estimated to be approximately $4.5 million at September 29, 2007).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.  The Company has not experienced any significant disruption in the manufacture of its products or shipments to its customers as a result of these supplier difficulties and believes it can successfully integrate these acquired businesses into its existing operations.  The Best Subsidiaries accounted for approximately 6.0% and 6.3% of the Company’s consolidated net sales and approximately (3.2)% and 1.5%, of consolidated operating (loss) earnings, before Unallocated, for the third quarter and first nine months ended September 29, 2007, respectively, and accounted for approximately 6.2% and 6.3% of the Company’s consolidated net sales and approximately 4.8% and 4.5% of consolidated operating earnings, before Unallocated, for the third quarter and first nine months ended September 30, 2006, respectively.  Additionally, these subsidiaries based in Italy and Poland accounted for approximately 5.2% and 6.5% of consolidated assets at September 29, 2007 and December 31, 2006, respectively.  The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that these suppliers will be unable to repay the advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.  The Company has incurred approximately $0.9 million and $2.2 million of legal and other professional fees and expenses in connection with these suppliers in the third quarter and first nine months of 2007, respectively.

On May 10, 2007, the Company exercised an option to extend the maturity date of the senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter and first six months of 2007 related primarily to the decrease in the fair value of the Option.  The debt discount is being amortized as non-cash interest expense using the interest method through March 1, 2014 (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein).

On May 5, 2006, the Company filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock.  The Company requested the withdrawal of its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.

The Company periodically acquires companies, utilizing cash and proceeds from additional indebtedness to finance these acquisitions.  Companies acquired and the payment of contingent consideration during the first nine months ended September 29, 2007 and the impact on cash flows were as follows:

•
On September 18, 2007, the Company acquired all the capital stock of Stilpol and certain assets and liabilities of Metaltecnica for approximately $7.9 million in cash and the assumption of indebtedness (estimated to be approximately $4.5 million at September 29, 2007) through its kitchen range hood subsidiaries, based in Italy and Poland (“Best Subsidiaries”).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.

•	On August 1, 2007, the Company, through its wholly-owned subsidiary Jensen, Inc., acquired certain assets of Triangle for approximately $1.7 million of cash.
•
On July 27, 2007, the Company acquired all of the ownership units of HomeLogic for an initial purchase price of approximately $5.1 million (utilizing approximately $3.1 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.

•
On July 23, 2007, the Company, through Linear, acquired the assets and certain liabilities of Aigis for an initial purchase price of approximately $2.8 million (utilizing approximately $2.2 million of cash and issuing unsecured 6% subordinated notes totaling approximately $0.6 million due July 2011).

•
On June 25, 2007, the Company, through Linear, acquired IEI through a cash tender offer to purchase all of the outstanding shares of common stock of IEI at a price of $6.65 per share.  The total purchase price was approximately $13.8 million.

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

Approximately $55.6 million of contingent consideration was paid in the first nine months of 2007 related to the Secure Wireless, Huntair, Cleanpak and OmniMount acquisitions.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $95.2 million (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company had consolidated debt at September 29, 2007, of approximately $2,050.0 million consisting of (i) $139.8 million (including borrowings of approximately $89.0 million under the U.S. revolving portion of Nortek’s senior secured credit facility) of short-term borrowings and current maturities of long-term debt, (ii) $45.9 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of Nortek’s 8 1/2% Senior Subordinated Notes due 2014, (v) $672.0 million of long-term debt outstanding under Nortek’s senior secured credit facility, (vi) $329.8 million of the Company’s 10 3/4% Senior Discount Notes and (vii) $227.5 million under the Company’s unsecured term loan facility.

During the first nine months ended September 29, 2007, the Company had a net increase in its consolidated debt of approximately $123.5 million resulting from:

(Amounts in millions)

Borrowings under the revolving portion of Nortek’s senior secured credit facility	$94.0

Payments made related the revolving portion of Nortek’s senior secured credit facility	(15.0)

Debt accretion related to the 10 3/4% Senior Discount Notes	24.9

Debt accretion relating to the PIK option on the senior unsecured loan facility	15.8

Debt discount relating to the senior unsecured loan facility	(4.3)

Additional borrowings related primarily to the Company’s foreign subsidiaries	15.6

Issuance of unsecured notes and debt assumed related to acquisitions in the first nine months of 2007	11.4

Foreign currency translation	2.6

Principal payments	(21.5)

Net change in consolidated debt	$123.5

The Company’s debt to equity ratio was approximately 23.8:1 at September 29, 2007 as compared to approximately 26.5:1 at December 31, 2006.  The decrease in the ratio was a result of an increase in stockholder’s investment, primarily due to the effect of foreign exchange rates, partially offset by an increase in indebtedness as noted above.

Subsequent to September 29, 2007, Nortek repaid approximately $29.0 million of outstanding borrowings under the U.S. revolving portion of its senior secured credit facility, reducing the amount outstanding to approximately $60.0 million and providing Nortek with approximately $108.3 million of available borrowing capacity, with approximately $21.7 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes.  Under the Canadian revolving portion of its senior secured credit facility, Nortek had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.9 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the credit agreement for Nortek’s senior secured credit facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.  For a complete description, see the Company’s latest annual report on Form 10-K as filed with the SEC.

At September 29, 2007, the Company had approximately $57.7 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.  Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s senior secured credit facility.  The amount available for such payments under Nortek’s senior secured credit facility was approximately $172.4 million at September 29, 2007.

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

The Company expects to meet its cash flow requirements for fiscal 2007 and 2008, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of Nortek’s senior secured credit facility.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties.  No significant changes in these obligations have occurred since December 31, 2006.

Unrestricted cash and cash equivalents increased from approximately $57.4 million at December 31, 2006 to approximately $66.6 million at September 29, 2007.  The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At September 29 2007, approximately $3.0 million (of which approximately $2.0 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as to fund certain benefit obligations relating to supplemental executive retirement plans.

The Company’s combined short-term and long-term product liability accruals increased from approximately $26.8 million at December 31, 2006 to approximately $35.0 million at September 29, 2007.  Product liability expense increased from approximately $1.8 million for the third quarter ended September 30, 2006 to approximately $7.4 million for the third quarter ended September 29, 2007 and increased from approximately $5.6 million for the first nine months ended September 30, 2006 to approximately $12.6 million for the first nine months ended September 29, 2007.  The increase in product liability expense for the third quarter and first nine months ended September 29, 2007 as compared to the same periods of 2006 is primarily as a result of approximately $5.5 million and $7.3 million of additional product liability accruals being recorded in the third quarter and first nine months of 2007, respectively, in the RVP segment.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $41.2 million at December 31, 2006 to approximately $44.0 million at September 29, 2007.  Warranty expense increased from approximately $5.0 million for the third quarter ended September 30, 2006 to approximately $7.9 million for the third quarter ended September 29, 2007 and decreased from approximately $22.5 million for the first nine months ended September 30, 2006 to approximately $21.2 million for the first nine months ended September 29, 2007.  The decrease in warranty expense for the first nine months ended September 29, 2007 as compared to the same period of 2006 is primarily as a result of approximately $5.5 million recorded in the first nine months of 2006 in the RVP and HTP segments related to product safety upgrades as compared to approximately $0.6 million recorded in the first nine months of 2007.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Capital expenditures were approximately $10.0 million for the third quarter ended September 29, 2007 as compared to approximately $10.3 million for the third quarter ended September 30, 2006 and were approximately $24.1 million for the first nine months ended September 29, 2007 as compared to approximately $33.0 million for the first nine months ended September 30, 2006.  Capital expenditures were approximately $42.3 million for the year ended December 31, 2006 and are expected to be between approximately $35.0 million and $40.0 million in 2007.  Under Nortek’s amended senior secured credit facility, capital expenditures are limited to approximately $67.0 million in 2007.

The Company’s working capital increased from approximately $210.2 million at December 31, 2006 to approximately $223.0 million at September 29, 2007, while the current ratio remained unchanged from December 31, 2006 to September 29, 2007 at 1.4:1.  This increase in working capital for the first nine months ended September 29, 2007 was primarily a result of increases in accounts receivable and inventory and a decrease in accrued expenses, offset by increases in accounts payable and short-term borrowings as described further below and previously.  The increase in cash from December 31, 2006 to September 29, 2007 was also a contributing factor to the increase in working capital.

Accounts receivable increased approximately $27.6 million, or approximately 8.4%, between December 31, 2006 and September 29, 2007, while net sales increased approximately $61.1 million, or approximately 11.3%, in the third quarter of 2007 as compared to the fourth quarter of 2006.  This increase in accounts receivable is primarily a result of increased sales level due to seasonality, primarily in the HVAC segment, and to a lesser extent, the effect of changes in foreign currency exchange rates and acquisitions.  Acquisitions contributed approximately $24.0 million to the increase in net sales in the third quarter of 2007 as compared to the fourth quarter of 2006 and approximately $5.0 million to the increase in accounts receivable at September 29, 2007.  The effect of changes in foreign currency exchange rates contributed approximately $9.6 million to the increase in accounts receivable at September 29, 2007.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 29, 2007 as compared to December 31, 2006.  Accounts receivable from customers related to foreign operations increased approximately 15.0% to approximately $113.6 million at September 29, 2007 from December 31, 2006.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first nine months of 2007.

Inventories increased approximately $51.3 million, or approximately 18.4%, between December 31, 2006 and September 29, 2007 as a result of inventory build-ups related to the closure of certain manufacturing facilities as previously discussed, increased material costs principally for steel, copper and aluminum, and to a lesser extent acquisitions.  The demand for the Company’s products is seasonal, as such, inventory levels in the fourth quarter have historically been substantially lower than inventory levels maintained through the third quarter, as was the situation on September 29, 2007 as compared to December 31, 2006.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $10.1 million and $5.1 million, respectively, to the increase in inventories at September 29, 2007.

Accounts payable increased approximately $28.2 million, or 15.0%, between December 31, 2006 and September 29, 2007 due primarily to increased inventory levels and timing of payments.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $6.4 million and $6.2 million, respectively, to the increase in accounts payable at September 29, 2007.

Accrued expenses and taxes decreased approximately $48.3 million, or approximately 17.0%, between December 31, 2006 and September 29, 2007 primarily as a result of contingent consideration payments of approximately $55.6 million related to OmniMount, Huntair, Cleanpak and Secure Wireless which were accrued for at December 31, 2006 and which were paid in 2007, offset by approximately $11.0 million of increased insurance reserves primarily consisting of product liability accruals in the RVP segment as noted previously.

Changes in certain working capital accounts, as noted above, between December 31, 2006 and September 29, 2007, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the first nine months ended September 29, 2007 increased by approximately $38.7 million to approximately $58.0 million of net cash provided by operating activities from approximately $19.3 million for the first nine months ended September 30, 2006, primarily due to the effect of payments in 2006 of approximately $54.0 million related to the Company’s deferred compensation plan and less of a use of cash for working capital needs, partially offset by a decrease in net earnings.  Net cash flows used in investing activities for the first nine months ended September 29, 2007 increased by approximately $17.6 million to net cash used in investing activities of approximately $116.9 million from approximately $99.3 million for the first nine months ended September 30, 2006, primarily due to an increase of approximately $26.5 million in payments for acquisitions, partially offset by a decrease in the level of capital expenditures of approximately $8.9 million.  Net cash flows provided by financing activities for the first nine months ended September 29, 2007 increased by approximately $9.1 million to net cash provided by financing activities of approximately $68.1 million from approximately $59.0 million for the first nine months ended September 30, 2006 resulting from a reduction in dividends paid in 2006 of approximately $174.9 million, offset by a decrease in net borrowing proceeds of approximately $165.3 million.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents increased approximately $9.2 million and decreased approximately $21.0 million from December 31, 2006 to September 29, 2007 and from December 31, 2005 to September 30, 2006, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$89.0	$120.4
Change in accounts receivable, net	(12.6)	(43.4)
Change in inventories	(36.7)	(37.9)
Change in prepaids and other current assets	1.4	5.1
Change in accounts payable	16.3	9.2
Change in accrued expenses and taxes	(3.5)	19.6
Change in long-term deferred compensation	---	(54.0)
Investing Activities:
Capital expenditures	(24.1)	(33.0)
Net cash paid for businesses acquired	(93.5)	(67.0)
Proceeds from the sale of property and equipment	0.6	3.4
Change in restricted cash and marketable securities	1.5	0.4
Financing Activities:
Change in borrowings, net	72.6	37.1
Payment in connection with senior unsecured loan facility rollover	(4.5)	---
Borrowing under the senior unsecured loan facility	---	200.8
Dividends	---	(174.9)
Payment of expenses in connection with IPO	---	(2.4)
Other, net	2.7	(4.4)
	$9.2	$(21.0)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first nine months ended September 29, 2007 and September 30, 2006 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first nine months ended September 29, 2007 and September 30, 2006:

	For the first nine months ended
	Sept. 29, 2007	Sept. 30, 2006
	(Dollar amounts in millions)

Net cash provided by operating activities	$58.0	$19.3
Cash used by working capital and other long-term
asset and liability changes	31.0	101.1
Deferred federal income tax benefit (provision)	9.4	(10.2)
Loss on property and equipment	(1.0)	(1.4)
Non-cash interest expense, net	(50.4)	(33.3)
Non-cash stock-based compensation expense	(0.3)	(0.3)
Gain from curtailment of post-retirement medical benefits	---	35.9
Provision for income taxes	11.4	43.5
Interest expense (1)	137.4	120.2
Investment income	(1.5)	(1.6)
EBITDA (2), (3)	$194.0	$273.2

(1)
Interest expense for the first nine months of 2007 includes cash interest of approximately $87.0 million and non-cash interest of approximately $50.4 million.  Interest expense for the first nine months of 2006 includes cash interest of approximately $86.9 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $33.3 million.

(2)
In the RVP segment, EBITDA for the first nine months ended September 29, 2007 includes an increase in product liability expense of approximately $7.3 million as compared to the first nine months ended September 30, 2006, a pre-tax charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million pre-tax charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $0.2 million pre-tax charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein), an approximate $1.9 million pre-tax loss related to the settlement of litigation and foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, EBITDA for the first nine months ended September 29, 2007 includes a pre-tax charge of approximately $0.5 million related to a reserve for amounts due from a customer, a pre-tax charge to warranty expense of approximately $0.1 million related to a product safety upgrade and foreign exchange gains of approximately $0.2 million related to transactions.

In the HVAC segment, EBITDA for the first nine months ended September 29, 2007 includes a pre-tax charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a pre-tax charge of approximately $1.8 million related to reserves for amounts due from customers and foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
In the RVP segment, EBITDA for the first nine months ended September 30, 2006 include an approximate $35.9 million pre-tax curtailment gain related to post-retirement medical benefits, an approximate $4.1 million pre-tax charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), a pre-tax charge to warranty expense of approximately $1.5 million related to a product safety upgrade and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, EBITDA for the first nine months ended September 30, 2006 include a pre-tax charge to warranty expense of approximately $4.0 million related to a product safety upgrade and foreign exchange gains of approximately $0.1 million related to transactions.

In the HVAC segment, EBITDA for the first nine months ended September 30, 2006 include an approximate $1.6 million pre-tax gain related to the settlement of litigation and foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, credit availability, inflation, consumer confidence and unemployment, among others.  During the first nine months of 2007, the Company’s performance was impacted by weak industry demand in the residential HVAC market, as well as, lower levels of residential housing activity.

The Company has recently experienced a significant increase in the level of product liability expense, particularly in the RVP segment as discussed previously in management’s discussion and analysis.  The Company is unable to ascertain at this time whether this higher level of expense will continue at this level, increase or decrease.

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

The Company is subject to the effects of changing prices and for the past several years, the impact of inflation has had a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  During 2007, the Company continued to experience higher material costs related primarily to purchases of copper, steel, aluminum and related purchased components such as motors.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

At September 29, 2007, approximately 7.1% of the Company’s workforce was subject to various collective bargaining agreements.

Within the RVP segment, the Company, in the third quarter and first nine months of 2007, recorded liabilities of approximately $0.4 million and $1.8 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within this segment.  It is estimated that in total approximately $2.0 million, including the amounts noted above, will be expensed in selling, general and administrative expense, net in conjunction with the closure of this facility.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was paid related to severance to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $2.3 million in the third quarter of 2007 related to shutdown costs and asset write-offs associated with the anticipated cessation of manufacturing operations at Chaska during the fourth quarter of 2007.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $2.8 million and $3.7 million.

On August 8, 2007, after meeting and negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), it was decided to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be approximately $1.7 million, of which approximately $0.2 million was recorded in the third quarter of 2007.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 29, 2007, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 29, 2007, approximately 50.2% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and first nine months of 2007, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $8.1 million and $16.7 million for the third quarter and first nine months ended September 29, 2007, respectively.  Additionally, the impact of foreign currency changes related to transactions resulted in an increase in foreign exchange losses recorded in selling, general and administrative expense, net of approximately $1.5 million and $3.4 million for the third quarter and first nine months ended September 29, 2007, respectively.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At September 29, 2007, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At September 29, 2007, the Company did not have any material outstanding commodity forward contracts.

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

November 13, 2007