Form 10-K
period 2007-12-31
NTK Holdings, Inc.
filed 2008-04-15
CIK 1318035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
                  (Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes [_]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]                      No [X]

There is no established public trading market for any of the common stock of the Company.  The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of April 11, 2008 was 3,000.

NTK HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2007
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

Additional information concerning the Company’s business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.  Additional information on foreign and domestic operations is set forth in Note 9 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

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

The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 18.3% and 12.9%, respectively, of the Company’s consolidated net sales in 2007, approximately 17.9% and 14.6%, respectively, of the Company’s consolidated net sales in 2006 and approximately 18.3% and 15.8%, respectively, of the Company’s consolidated net sales in 2005.

The Company is one of the largest suppliers in North America of indoor air quality products, which include air exchangers, as well as heat or energy recovery ventilators (HRVs or ERVs, respectively) that provide whole house ventilation.  These systems bring in fresh air from the outdoors while exhausting stale air from the home.  Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other.  In addition, ERVs also modify the humidity content of the fresh air.  The Company also sells powered attic ventilators, which alleviate heat built up in attic areas and reduce deterioration of roof structures.

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

The Company sells the products in its RVP segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others.  Private label customers accounted for approximately 24.5% of the net sales of this segment in 2007.

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

The Company is in the process of moving production of certain of its product lines from its facilities in the U.S., Canada and Italy to facilities in regions with lower labor costs.  The Company has moved and is continuing to move the production of certain bath fan and other products to its facility in China, which it acquired in late 2005.  In addition, the Company is in the process of moving certain range hood and motor production from its facilities in Italy to its facilities in Poland and in 2007 built a new facility for the production of range hoods in Mexico, which commenced operations in the first quarter of 2008.  The Company is also in the process of consolidating its production of medicine cabinets from its facilities in Los Angeles, California and Union, Illinois to its facility in Cleburne, Texas (previously used to manufacture range hoods).  As a result of these production moves, the Company has closed its operations in Los Angeles, CA and Cincinnati, Ohio, as well as certain operations in Italy.

The Company’s RVP segment had 15 manufacturing plants and employed approximately 3,000 full-time people as of December 31, 2007, of which approximately 363 are covered by collective bargaining agreements which expired in 2007 and approximately 12 are covered by collective bargaining agreements which expire in 2008.  See “Employees” for more information regarding the Company’s collective bargaining agreements which expired in 2007.

Home Technology Products Segment

The Company’s Home Technology Products segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products the Company sells in this segment are:

•	audio/video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio/video wall mounts and fixtures,
•	lighting and home automation controls, and
•	structured wiring.

The segment’s audio/video distribution and control equipment products include multi-room/multi-source amplifiers, home theatre receivers, intercom systems, hard disk media servers and control devices such as keypads, remote controls and volume controls.  The segment’s speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theatre applications.  These products are sold under the Niles®, IntelliControl® ICS, Elan®, Via®, HomeLogic®, ATON™, SpeakerCraft®, JobSite®, Proficient Audio Systems®, Sunfire®, Imerge®, Xantech®, M&S Systems® and Channel Plus® brand names.

Through its 2007 acquisition of Home Logic, LLC, the segment has expanded its offering of control equipment to include software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.  These products are being sold under the Home Logic® brand name and are now being offered in conjunction with Elan®’s product offerings.

The segment’s security and access control products include residential and certain commercial intrusion protection systems, components for closed circuit television systems (cameras and housings), garage and gate operators and devices to gain entry to buildings and gated properties such as radio transmitters and contacts, keypads and telephone entry systems.  These products are sold under the Linear®, GTO/PRO®, Mighty Mule®, OSCO®, Aigis®, AllStar®, IEI® and other private label brand names, as well as Westinghouse®, which is licensed.

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

The Company sells the products in its HTP segment to distributors, professional installers, electronics retailers and original equipment manufacturers.  The Company believes approximately 40% of the products sold by this segment are sold to customers in the new construction market.  The remaining sales of this segment are driven by replacement applications, new installations in existing properties and the purchases of high-priced audio/video equipment such as flat panel televisions and displays.  In addition, a portion of the sales of this segment is sold to customers in the non-residential market.  The penetration of audio/video distribution and control systems in the United States housing stock is relatively low and is believed to be growing in the long-term.  In addition, the demand for security and access control products in the United States is also believed to be growing due to homeowners’ security concerns.

A key component to the Company’s growth of this segment has been strategic acquisitions of companies with similar or complementary products and distribution channel strengths.  There have been 18 acquisitions within the segment since December 31, 2003.  Post-acquisition savings and synergies have been realized in the areas of manufacturing, sourcing and distribution as well as in the administrative, engineering and sales and marketing areas.

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

The Company’s HTP segment had 9 manufacturing plants and employed approximately 2,600 full-time people as of December 31, 2007.  The Company believes that its relationships with its employees in this segment are satisfactory.

Air Conditioning and Heating Products Segment

The Company’s Air Conditioning and Heating Products segment manufactures and sells heating, ventilating and air conditioning, or HVAC, systems and products for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial applications.

Residential HVAC Products

The segment principally manufactures and sells split-system air conditioners, heat pumps, air handlers, furnaces and related equipment, accessories and parts for the residential and certain commercial markets.  For site-built homes and certain commercial structures, the segment markets its products under the licensed names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®.  The segment also supplies products to certain of its customers under the Broan®, NuTone®, Mammoth® and several private label names.  Within the residential market, the Company is one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada.  In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names.

Demand for replacing and modernizing existing equipment, the level of housing starts and manufactured housing shipments are the principal factors that affect the market for the segment’s residential HVAC products.  The Company anticipates that the demand by the replacement market will continue to exceed the demand for products by the new installation market as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives.  The market for residential cooling products, including those the segment sells into, which excludes window air conditioners, is affected by spring and summer temperatures.  The window air conditioner market is highly seasonal and significantly impacted by spring and summer temperatures.  The Company believes that its ability to offer both heating and cooling products helps offset the effects of seasonality on this segment’s sales.

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

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors.  The site-built residential HVAC market is very competitive.  In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (formerly American Standard Companies Inc.), York International Corporation (a subsidiary of Johnson Controls, Inc.) and Goodman Global, Inc.  In 2007, the Company estimates that between approximately 55% and 60% of this segment’s sales of residential HVAC products were attributable to the replacement market, which tends to be less cyclical than the new construction market.

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

In 2007, the Company estimates that between approximately 25% and 30% of its air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins.  The segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment’s commercial HVAC products are marketed through independently owned manufacturers’ representatives and approximately 320 sales, marketing and engineering professionals as of December 31, 2007.  The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment’s commercial products because of the design intensive nature of the market segment in which it competes.

The Company believes that it is among the largest suppliers of custom-designed commercial HVAC products in the United States.  The segment’s four largest competitors in the commercial HVAC market are Carrier Corporation, York International, McQuay International (a subsidiary of OYL Corporation) and Trane, Inc.  The segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost.  Although the Company believes that it competes favorably with respect to some of these factors, most of its competitors have greater financial and marketing resources than this segment of the Company’s business and enjoy greater brand awareness.  However, the Company believes that its ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages that some of its competitors do not enjoy.

The Company’s HVAC segment had 17 manufacturing plants and employed approximately 4,200 full-time people as of December 31, 2007, of which approximately 105 are covered by collective bargaining agreements which expire in 2008 and approximately 125 are covered by collective bargaining agreements which expire in 2009.  See “Employees” for more information regarding the Company’s collective bargaining agreements which expired in 2007.

Backlog

Backlog expected to be filled within the next twelve months as of December 31, 2007 was approximately $263.1 million and was approximately $275.8 million as of December 31, 2006.  The decrease in backlog from December 31, 2006 to December 31, 2007 primarily reflects a reduction in the backlog for residential ventilation and commercial HVAC products.

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

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.4%, 2.0% and 1.9% of the Company’s consolidated net sales in 2007, 2006 and 2005, respectively.

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

Environmental and Regulatory Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations, relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites.  The Company believes that it is in substantial compliance with the material laws and regulations applicable to it.  The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released.  Such claims may relate to properties or business lines acquired by the Company after a release has occurred.  In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous materials or wastes.  Expenditures in 2007, 2006 and 2005 to evaluate and remediate such sites were not material.  While the Company is able to reasonably estimate its losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible party, or PRP, (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur.  Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt.  Thus, the solvency of other PRPs could directly affect the Company’s ultimate aggregate clean-up costs.  In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

Employees

The Company employed approximately 9,800 full time persons as of December 31, 2007.

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

In late June 2006, the Company informed the union located at the Cincinnati, OH location of its subsidiary NuTone, that the Company would close the manufacturing operations at the facility on or about August 30, 2006.  As a result of this closure, the Company, through its RVP segment, recorded an approximate $3.5 million charge to operations in 2006 (of which approximately $1.8 million was recorded in cost of goods sold and approximately $1.7 million was recorded in selling, general and administrative expense, net) consisting of severance of approximately $2.2 million and write-offs related to equipment sales and disposals of approximately $1.3 million.

During the year ended December 31, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $1.8 million in the accompanying consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was paid related to severance to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $3.4 million in selling, general and administrative, net during the year ended December 31, 2007 related to shutdown costs and asset write-offs associated with the anticipated cessation of manufacturing operations at Chaska during the fourth quarter of 2007.  It is estimated that an additional approximate $0.8 million will be expensed in 2008 related to this shutdown.

On August 8, 2007, after negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), the decision was made to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  During the year ended December 31, 2007, the Company recorded in selling, general and administrative expense, net approximately $0.8 million related to the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs and expensed an additional $0.3 million to cost of products sold related to severance associated with the shutdown.  The Company does not anticipate recording any further expenses associated with this shutdown in 2008.

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

Item 1A.  Risk Factors.

The Company’s business is dependent upon the levels of remodeling and replacement activity and new construction activity which have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  For example, reduced levels of home sales and housing starts and other softening in the housing markets in 2007 negatively affected the Company’s results of operations in 2007 and these factors are expected to continue to negatively affect the Company’s results of operations in 2008.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact the Company’s business.  The tightening of credit standards is expected to result in a decline in consumer spending for home remodeling and replacement projects which could adversely impact the Company’s operating results.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of the Company’s products in the residential construction market.

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

For example, during 2005 through 2007, the Company experienced significant increases in the prices it paid for steel, copper, aluminum and steel fabricated parts.  In addition, the Company has experienced and may continue to experience an increase in freight and other costs due to rising oil and other energy prices.  While the Company was able to offset a portion of these cost increases in these periods by raising prices to its customers for some products, as well as through strategic sourcing initiatives and improvements in manufacturing efficiency, there can be no assurance that the Company will be able to offset all material cost increases in 2008 or in any future periods.

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

The Company’s foreign operations expose the Company to fluctuations in currency exchange rates and currency devaluations.  The Company reports its financial results in U.S. dollars, but a portion of its sales and expenses are denominated in Euros, Canadian Dollars and other currencies.  As a result, changes in the relative values of U.S. dollars, Euros, Canadian Dollars and other currencies will affect the Company’s levels of revenues and profitability.  If the value of the U.S. dollar increases relative to the value of the Euro, Canadian Dollars and other currencies, the Company’s levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars.  Conversely, if the value of the U.S. dollar decreases relative to the value of the Euro, Canadian Dollars and other currencies, the Company’s levels of revenue and profitability will increase since the translation of a certain number of Euros or units of such other currencies into U.S. dollars for financial reporting purposes will represent additional U.S. dollars.  In addition, in the case of sales to customers in certain locations, the Company’s sales are denominated in U.S. dollars, Euros or Canadian Dollars but all or a substantial portion of the Company’s associated costs are denominated in a different currency.  As a result, changes in the relative values of U.S. dollars, Euros and Canadian Dollars and any such different currency will affect the Company’s profitability and cash flows.

Because the Company has substantial operations outside the United States, the Company is subject to the economic and political conditions of foreign nations.

The Company has manufacturing facilities in several countries outside of the United States.  In 2007, the Company sold products in approximately 100 countries other than the United States.  Foreign net sales, which are attributed based upon the location of the Company’s subsidiary responsible for the sale, were approximately 19.5% and 21.5% of consolidated net sales for the years ended December 31, 2006 and 2007, respectively.  The Company’s foreign operations are subject to a number of risks and uncertainties, including risks that:

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

The Company’s operations depend upon its ability to maintain relations with its independent distributors and dealers and the Company does not typically enter into long-term contracts with them.  If the Company’s key distributors or dealers are unwilling to continue to sell the Company’s products or if any of them merge with or are purchased by a competitor, the Company could experience a decline in sales.  If the Company is unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, the Company’s business, results of operations and cash flows could be adversely affected.  For the year ended December 31, 2007, approximately 54% of the Company’s consolidated net sales were made through its independent distributors and dealers, and the Company’s largest distributor or dealer accounted for approximately 4.9% of consolidated net sales for the year ended December 31, 2007.

In addition, the loss of one or more of the Company’s other major customers, or a substantial decrease in such customers' purchases from the Company, could have a material adverse effect on results of operations and cash flows.  Because the Company does not generally have binding long-term purchasing agreements with its customers, there can be no assurance that the Company’s existing customers will continue to purchase products from the Company.  The Company’s largest customer (other than a distributor or dealer) accounted for approximately 4.9% of consolidated net sales for the year ended December 31, 2007.

Labor disruptions or cost increases could adversely affect the Company’s business.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers' needs.  A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting the Company’s unionized employees) could result in material gains or losses or the recognition of an asset impairment.  As collective bargaining agreements expire and until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all without production interruptions, including labor stoppages.  At December 31, 2007, approximately 6.2% of the Company’s employees are unionized, and from time to time the Company experiences union organizing efforts directed at the Company’s non-union employees.  The Company may also experience labor cost increases or disruptions in its non-union facilities in circumstances where the Company must compete for employees with necessary skills and experience or in tight labor markets.

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

The Company faces risks of litigation and liability claims on product liability, workers’ compensation and other matters, the extent of which exposure can be difficult or impossible to estimate and which can negatively impact the Company’s business, financial condition, results of operations and cash flows.

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

The Company has a substantial amount of debt.  As of December 31, 2007, the Company had approximately $2,017.9 million of total debt outstanding and a debt to equity ratio of approximately 22.7:1.  The terms of the Company’s outstanding debt, including NTK Holdings’ 10 3/4% senior discount notes, NTK Holdings’ senior unsecured loan facility, Nortek's 8 1/2% senior subordinated notes and Nortek's senior secured credit facility limit, but do not prohibit, the Company from incurring additional debt.

At December 31, 2007, Nortek had approximately $35.0 million outstanding (with an interest rate of approximately 7.45%) and approximately $133.4 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.6 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general corporate purposes, including borrowings to fund working capital requirements.  Under the Canadian revolving portion of its senior secured credit facility, Nortek had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.8 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.  If additional debt is added to current debt levels, the related risks described below could intensify. See also the discussion in risk factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” concerning the terms and conditions of the Company’s debt covenants included elsewhere herein.

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

The Company believes that it will need to access the capital markets in the future to raise the funds to repay its debt that remains outstanding at December 31, 2007.  The Company has no assurance that it will be able to complete a refinancing or that it will be able to raise any additional financing, particularly in view of the Company’s anticipated high levels of debt and the restrictions under its current debt agreements.  If the Company is unable to satisfy or refinance its current debt as it comes due, the Company may default on its debt obligations.  If the Company defaults on NTK Holdings’ 10 3/4% senior discount notes, NTK Holdings’ senior unsecured loan facility, Nortek’s senior secured credit facility or Nortek’s 8 1/2% senior subordinated notes then virtually all of the Company’s other debt would become immediately due and payable.  Any default on the Company’s debt obligations or the acceleration of its debt will likely have a substantial adverse effect on the Company’s financial condition, results of operations and cash flows.

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

In addition, Nortek's senior secured credit facility contains two financial maintenance covenants, which become more restrictive over time, and the Company cannot assure that these covenants will always be met particularly given the further deterioration of the new residential construction and repair and remodeling industries, plus the instability in the overall credit markets.  These two covenants require that Nortek maintain at the end of each quarter, calculated based on the last twelve months, a Leverage Ratio and an Interest Coverage Ratio, each as defined.  The Leverage Ratio must not exceed a defined ratio amount and the Interest Coverage Ratio must not be less than a defined ratio amount.  The Leverage Ratio is calculated by dividing Nortek's total indebtedness, net of cash, (as defined) by EBITDA (as defined) and the Interest Coverage Ratio is calculated by dividing EBITDA (as defined) by interest expense, net (as defined).  At December 31, 2007 Nortek was required to maintain a Leverage Ratio not greater than 5.85:1 and an Interest Coverage Ratio of not less than 2.10:1.  At December 31, 2007 Nortek was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants.  At December 31, 2007, Nortek’s Leverage Ratio was 5.37:1 and its Interest Coverage Ratio was 2.32:1.  The Leverage Ratio requirement of 5.85:1 at December 31, 2007 tightens to 5.60:1 at the end of the second quarter of 2008 and further tightens to 5.25:1 at December 31, 2008, while the Interest Coverage Ratio requirement of 2.10:1 at December 31, 2007 tightens to 2.20:1 at the end of the first quarter of 2008 through December 31, 2008.  Should Nortek not satisfy either of these covenants, Nortek's senior secured credit facility allows a cure, whereby a subsequent cash equity investment equal to the EBITDA shortfall, will be treated as EBITDA for purposes of the compliance calculations in the current and future periods.  The senior secured credit facility allows for such a cure to occur twice within a consecutive twelve-month period.  The Company expects that Nortek’s financial statements for the first quarter of 2008, which will be filed with its quarterly report on Form 10-Q on or about May 15, 2008, will indicate that its EBITDA for such quarter (as calculated in accordance with the senior secured credit facility) will be below the level necessary to be in compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of such quarter.  Any such shortfall is not expected to be significant and Nortek plans to utilize the equity cure right under its senior secured credit facility to avoid any default otherwise arising out of such shortfall.  The Company expects that Nortek may also encounter events of non-compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of the second quarter of 2008 and anticipates that Nortek may seek to use the equity cure right again to remedy any such non-compliance.  Based upon the Company’s current forecast regarding Nortek’s operating results for the balance of 2008 following the second quarter, the Company does not anticipate further events of non-compliance with the Interest Coverage Ratio and Leverage Ratio covenants as of the end of the third and fourth quarters of 2008.  To the extent Nortek experiences events of non-compliance with such covenants, which are not resolved through the use of the equity cure feature or other alternatives, Nortek would need to seek waivers or amendments from the lenders under its senior secured credit facility or refinance such facility.  Should an event of non-compliance occur, Nortek will not be permitted to borrow under its credit facility until such time that a cure happens.  If these events of non-compliance were to occur, and were not cured, an event of default would exist under Nortek's senior secured credit facility and would allow the lenders to accelerate the payment of indebtedness outstanding.  In addition, an event of default under the credit facility would result in a cross default under substantially all of the Company’s other senior and senior subordinated indebtedness.  In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, Nortek may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms.  In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on the future cash flows of the Company.

A breach of the covenants under the indentures that govern NTK Holdings' 10 3/4% senior discount notes and Nortek's 8 1/2% senior subordinated notes or under the agreements that govern NTK Holdings' senior unsecured loan facility and Nortek's senior secured credit facility could result in an event of default under the applicable indebtedness.  Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.  In addition, an event of default under Nortek's senior secured credit facility would permit the lenders to terminate all commitments to extend further credit under that facility.  Furthermore, if Nortek was unable to repay the amounts due and payable under its senior secured credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event the Company’s lenders or noteholders accelerate the repayment of their borrowings, the Company cannot assure that the Company and its subsidiaries would have sufficient assets to repay such indebtedness.  The Company’s future financing arrangements will likely contain similar or more restrictive covenants.  As a result of these restrictions, the Company may be:

•	limited in how the Company conducts its business,
•	unable to raise additional debt or equity financing to operate during general economic or business downturns, or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its plans.  Refer to Note 5 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

The Company may be unable to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under such indebtedness, which may not be successful.

The Company’s ability to pay interest, make scheduled payments on or to refinance its debt obligations depends on the Company’s subsidiaries' financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond the Company’s control.  The Company cannot assure that its subsidiaries will maintain a level of cash flows from operating activities sufficient to permit the Company to pay interest and pay or refinance its indebtedness.  If the Company’s subsidiaries' cash flows and capital resources are insufficient to fund the Company’s debt service obligations, the Company and its subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness.  These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations.

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

		Approximate
Location (1)	Description	Square Feet

Residential Ventilation Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(3)
Hartford, WI	Manufacturing/Warehouse/Administrative	538,000	(3)
Hartford, WI	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	178,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000	(2)
Cleburne, TX	Manufacturing/Warehouse/Administrative	215,000	(3)
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, CA	Warehouse/Administrative	48,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*

Home Technology Products Segment:
Sylmar, CA	Administrative	18,000	*
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	251,000	*
Chaiwan, Hong Kong	Administrative	15,000	*
Lexington, KY	Warehouse/Administrative	73,000	*
Carlsbad, CA	Warehouse/Administrative	64,000	*
Vista, CA	Warehouse	69,000	*
Riverside, CA	Administrative	82,000	*
Casnovia, MI	Manufacturing/Warehouse/Administrative	28,000	*
Phoenix, AZ	Manufacturing/Warehouse/Administrative	51,000	*
Petaluma, CA	Warehouse/Administrative	26,000	*
Miami, FL	Warehouse/Administrative	62,000	*
Cambridge, U.K.	Warehouse/Administrative	11,000	*
Snohomish, WA	Manufacturing/Warehouse/Administrative	25,000	*
Tallahassee, FL	Manufacturing/Warehouse/Administrative	71,000	(3)
Summerville, SC	Warehouse/Administrative	162,000	*
New Milford, CT	Manufacturing/Warehouse/Administrative	17,000	**
Los Angeles, CA	Warehouse/Administrative	28,000	*
Salt Lake City, UT	Manufacturing/Warehouse/Administrative	25,000	*
Winston-Salem, NC	Manufacturing/Warehouse/Administrative	62,000	*
Marblehead, MA	Warehouse/Administrative	4,000	*
Canton, MA	Warehouse/Administrative	21,000	*

Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	49,000	*
O’Fallon, MO	Warehouse/Administrative	70,000	*
St. Louis, MO	Warehouse	103,000	*
Boonville, MO	Manufacturing	250,000	(3)
Boonville, MO	Warehouse/Administrative	150,000	(2)
Tipton, MO	Manufacturing	50,000	(3)
Poplar Bluff, MO	Manufacturing/Warehouse	725,000	**
Dyersburg, TN	Manufacturing/Warehouse	368,000	**
Holland, MI	Manufacturing/Administrative	45,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000	(3)
Okarche, OK	Manufacturing/Warehouse/Administrative	228,000	(3)
Springfield, MO	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	122,000	*
Edenbridge, Kent, U.K.	Manufacturing/Administrative	92,000	*
Fenton, Stoke-on-Trent, U.K.	Manufacturing/Administrative	104,000	*
Miami, FL	Manufacturing/Warehouse/Administrative	88,000	*
Anji County, Zhejiang, PRC	Manufacturing/Warehouse/Administrative	202,000	(2)
Clackamas, OR	Manufacturing/Warehouse/Administrative	165,000	*
Tualatin, OR	Manufacturing/Warehouse/Administrative	176,000	*
Catano, Puerto Rico	Warehouse	17,000	*

Other:
Providence, RI	Administrative	23,000	*

(1)  Certain locations may represent more than one property and the square footage includes all properties within that location.

(2)	These facilities are pledged as security under various subsidiary debt agreements.

(3)	These facilities are pledged as security under Nortek’s senior secured credit facility.

Item 3.  Legal Proceedings.

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.  The Company believes that it is in substantial compliance with the material laws and regulations applicable to it.  The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released.  Such claims may relate to properties or business lines acquired by the Company after a release has occurred.  In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management.  The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations.  Expenditures in 2007, 2006 and 2005 to evaluate and remediate such sites were not material.  While the Company is able to reasonably estimate its losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible part (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur.  Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt.  Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs.  In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

NTK Holdings was formed to hold the capital stock of Nortek Holdings.  Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of THL-Nortek Investors, LLC (“Investors LLC”).  On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings.  As of April 11, 2008, there were 3,000 shares of common stock of the Company authorized and outstanding, all of which are owned by Investors LLC.

On May 5, 2006, the Company filed a registration statement on Form S-1 (last amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock.  The Company withdrew its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.

On May 10, 2006 and February 18, 2005, NTK Holdings paid dividends of approximately $174.9 million and $187.0 million, respectively, to Investors LLC.  Additionally, on these same dates, Nortek Holdings made distributions of approximately $54.0 million and $57.7 million, respectively, to participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) in accordance with the terms of that plan.  As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions.

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

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

See Notes 1, 5 and 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Item 6.  Consolidated Selected Financial Data.

	For the Periods
							Pre-
	Post-Acquisition				Pre-Acquisition		Recapitalization
	For the Years Ended December 31,			Aug. 28, 2004 -	Jan.1, 2004 -	Jan.10, 2003 -	Jan.1, 2003 -
	2007	2006	2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$2,368.2	$2,218.4	$1,959.2	$561.0	$1,117.9	$1,480.6	$24.8
Operating earnings (loss) (1)	185.3	264.5	236.9	42.1	32.6	159.4	(81.8)
(Loss) earnings fromcontinuing operations	(7.0)	57.7	56.9	(3.6)	(111.3)	62.1	(60.9)
(Loss) earnings from discontinued operations	---	---	---	(0.5)	67.4	12.1	(1.0)
Net (loss) earnings	(7.0)	57.7	56.9	(4.1)	(43.9)	74.2	(61.9)

Financial Position:
Unrestricted cash, investments and
marketable securities	$53.4	$57.4	$77.2	$95.0	$202.0	$194.1	$283.6
Working capital	205.7	210.2	283.6	215.8	(645.2)	689.8	830.0
Total assets	2,710.8	2,635.9	2,404.6	2,264.6	1,730.3	2,100.0	1,781.2
Total debt --
Current	96.4	43.3	19.7	19.8	13.4	15.3	4.4
Long-term	1,921.5	1,883.2	1,628.7	1,350.2	30.4	1,324.6	953.7
Current ratio	1.4:1	1.4:1	1.8:1	1.6:1	0.5:1	2.7:1	2.9:1
Debt to equity ratio	22.7:1	26.5:1	8.7:1	4.3:1	0.4:1	6.7:1	3.5:1
Depreciation and amortization expense,
including non-cash interest	132.4	108.8	75.8	26.6	50.5	38.2	0.7
Capital expenditures (2)	36.4	42.3	33.7	15.1	12.7	24.7	0.2
Stockholder's investment	89.0	72.8	190.5	321.9	114.6	200.1	272.1

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters.  See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on certain Stockholder Matters.

(1)	See Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)
Includes capital expenditures financed under capital leases of approximately $4.8 million, $1.6 million, $0.9 million and $7.6 million for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, respectively.  There were no expenditures financed under capital leases for the years ended December 31, 2007 and 2006 and the period from January 1, 2003 to January 9, 2003.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007

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

The Home Technology Products segment manufactures and sells a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products sold by the segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting and home automation controls, and
•	structured wiring.

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
•
Affiliates of THL, together with members of the Company’s management, purchased the former Nortek Holdings from affiliates and designees of Kelso & Company L.P. in August 2004.  The former Nortek Holdings was merged out of existence and a newly formed acquisition subsidiary became the parent company of Nortek and was renamed Nortek Holdings.

•	NTK Holdings, then a newly formed company, became the parent company of Nortek Holdings in February 2005 in order to facilitate a financing and related dividend.

In connection with these transactions, the Company has incurred a significant amount of indebtedness.  For further discussion, see “Liquidity and Capital Resources”.

NTK Holdings Formation

NTK Holdings is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings in order to facilitate a financing and related dividend.  NTK Holdings became the parent company of Nortek Holdings on February 10, 2005.  Nortek Holdings is a wholly-owned subsidiary of NTK Holdings and Nortek is a wholly-owned subsidiary of Nortek Holdings.

Financial Statement Presentation

The consolidated financial statements presented herein for the period subsequent to August 27, 2004 and prior to February 10, 2005 reflects the financial position, results of operations and cash flows of Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers in connection with the THL Transaction) and the periods subsequent to February 9, 2005 reflect the financial position, results of operations and cash flows of NTK Holdings and all of its wholly-owned subsidiaries (collectively, the “Consolidated Financial Statements”).

Acquisitions

The Company accounts for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s consolidated results since the date of their acquisition.  The Company has made the following acquisitions since January 1, 2005:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment
Stilpol SP. Zo.O.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Metaltecnica S.r.l.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Triangle	August 1, 2007	Manufacture, marketing and distribution of bath cabinets and related products.	RVP

Home Logic, LLC	July 27, 2007	Design and sale of software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.	HTP

Aigis Mechtronics, Inc.	July 23, 2007	Manufacture and sale of equipment, such as camera housings, into the close-circuit television portion of the global security market.	HTP

International Electronics, Inc.	June 25, 2007	Design and sale of security and access control components and systems for use in residential and light commercial applications.	HTP

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

Par Safe / Litewatch	March 26, 2007	Design and sale of home safes and solar LED security lawn signs	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 17, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 17, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

GTO, Inc.	December 9, 2005	Design, manufacture and sale of automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.	HTP

Sunfire Corporation	August 26, 2005	Design, manufacture and sale of home audio and home cinema amplifiers, receivers and subwoofers.	HTP

Imerge Limited	August 8, 2005	Design and sale of hard disk media players and multi-room audio servers.	HTP

Niles Audio Corporation	July 15, 2005	Design, manufacture and sale of whole-house audio/video distribution equipment, including speakers, receivers, amplifiers, automation devices, controls and accessories.	HTP

International Marketing Supply, Inc.	June 13, 2005	Sale of heating, ventilation and air conditioning equipment to customers in Latin America and the Caribbean.	HVAC

Panamax, Inc.	April 26, 2005	Design and sale of innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.	HTP

(1)
On January 25, 2006, the Company increased its ownership to 60%.  On June 15, 2007, the Company increased this ownership from 60% to 75%.  Prior to January 25, 2006, the Company did not have a controlling interest and accounted for these investments under the equity method of accounting.

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

Inventory Valuation

The Company values inventories at the lower of the cost or market with approximately 35.5% of the Company’s inventory as of December 31, 2007 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method.  In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.  The Company believes that its procedures for estimating such amounts are reasonable.

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

As of January 1, 2007, after the adoption of FIN 48, the Company has provided a liability of approximately $38.2 million for unrecognized tax benefits related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at December 31, 2007 was approximately $36.3 million, of which approximately $9.1 million would impact the effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would adjust deferred tax assets and liabilities of approximately $7.6 million, items that, if recognized prior to January 1, 2009, would result in adjustments to goodwill of approximately $13.2 million and the federal benefit of state tax items of approximately $6.4 million.

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

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein) which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment.  The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries.  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation.  The Company has evaluated the carrying value of reporting unit goodwill and determined that no impairment existed at either the date of its annual evaluation date of October 1, 2007 or December 31, 2007 in accordance with SFAS No. 142.  Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements.

Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company believes that its assumptions used to determine the fair value for the respective reporting units are reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

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

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate.  The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured.  An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration.  Discount rates are selected based on high quality corporate bond yields of similar durations.  These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments and curtailments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year.  The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end.  The Company was required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006.  The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008.  See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Warranty, Product Recalls and Safety Upgrades

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty and reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Insurance Liabilities, including Product Liability

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

Overview

Our principal sources of liquidity are our cash flow from subsidiaries, our ability to borrow under the terms of Nortek’s revolving credit facility and our unrestricted cash and cash equivalents.

Our ability to pay interest on or to refinance indebtedness depends on our future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control.  Critical factors in the level of our sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which we have no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in our sales, profitability and cash flows.  Reduced levels of home sales and housing starts and other softening in the housing markets in 2007 negatively affected our results of operations in 2007 and our cash flow and these factors are expected to continue to negatively affect our results of operations and its cash flow in 2008.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact our business.  The tightening of credit standards is expected to result in a decline in consumer spending for home remodeling and replacement projects which could adversely impact our operating results and the cash flow from subsidiaries.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of our products in the residential construction market.

There can be no assurance that we will generate sufficient cash flow from the operation of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance indebtedness, or to make necessary capital expenditures.  See “Liquidity and Capital Resources” included elsewhere herein.

We are a leading diversified manufacturer of innovative, branded residential and commercial products, operating within three reporting segments: the Residential Ventilation Products, or RVP, segment, the Home Technology Products, or HTP, segment, and the Air Conditioning and Heating Products, or HVAC, segment.  Through these segments, we manufacture and sell, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself, or DIY, market.  We manufacture a broad array of residential and commercial products for a wide range of end markets and many of our products have leading market positions.  We are one of the world's largest suppliers of residential range hoods and exhaust fans, and are the largest supplier of these products in North America.  We are also one of the leading suppliers in Europe of luxury “Eurostyle” range hoods and one of the largest suppliers in North America of residential indoor air quality products.  Within the residential market, we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada and are among the largest suppliers of custom designed commercial HVAC products in the United States.

In 2007, approximately 54% of consolidated net sales were made through distributors, wholesalers and similar channels, approximately 18% were to commercial HVAC markets, approximately 14% were through retail distributors (of which 9% of consolidated net sales were sold through the four largest home center retailers), approximately 9% were private label sales and approximately 5% were to manufactured housing original equipment manufacturers and aftermarket dealers.

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

For the year ended December 31, 2007, the RVP segment accounted for approximately 35.0% of consolidated net sales and 48.9% of operating earnings before unallocated expense, the HTP segment accounted for approximately 24.1% of consolidated net sales and 36.3% of operating earnings before unallocated expense and the HVAC segment accounted for approximately 40.9% of consolidated net sales and 14.8% of operating earnings before unallocated expense.

From 2003 through 2007, our net sales grew at a Compound Annual Growth Rate (“CAGR”) of approximately 12.0%, and our operating earnings grew at a CAGR of approximately 24.3%.  Our net sales increased by approximately 6.8% and our operating earnings decreased by approximately 29.9% for 2007 as compared to 2006.  For 2007, operating earnings include a gain of approximately $6.7 million related to the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland, offset by approximately $18.2 million of net other expense items included in cost of products sold and selling, general and administrative expense, net (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein).  For 2006, operating earnings include an approximate $35.9 million gain from curtailment of post-retirement medical and life insurance benefits, partially offset by approximately $20.2 million of net other expense items included in cost of products sold and selling, general and administrative expense, net (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein).  Our EBITDA margins were approximately 10.6%, 14.7% and 14.4% for the years ended December 31, 2007, 2006 and 2005, respectively, while capital expenditures have averaged approximately 2% of net sales during this period.  The resulting net cash flow has given us the ability to reinvest in our business, through both acquisitions and new product development.

We achieved sales growth in the past several years through a focus on our operating strategy and through acquisitions.  Our operations are managed by an experienced management team at both the corporate and divisional levels.  Our management team has grown our business organically, while reducing overhead, rationalizing costs and integrating acquisitions through market cycles and under a highly leveraged capital structure.  Also, we have identified, acquired and integrated 25 companies since December 31, 2004, across all of our business segments.  In addition to integrating these acquisitions, we have reduced certain costs, in many cases by relocating production or sourcing of materials and component parts to manufacturing operations in lower cost countries including China and Poland.

In particular, we have created a Home Technology Products segment which has generated net sales and operating earnings CAGR’s of approximately 40.1% and 28.7%, respectively, from 2004 through 2007.  Growth in this segment has been driven by both organic growth and acquisitions of companies with similar or complementary products and distribution channels which allows us to leverage our dealer and distributor relationships to generate additional organic growth.  We continually evaluate a wide variety of acquisition opportunities, which can provide scale, enhance product offerings, expand our geographic presence, obtain cost savings and generate other synergies.

We have a history of developing and branding new products and marketing them to customers. Across our segments we have employed a strategy of using well-recognized brand names (most of which are owned, such as Broan® and NuTone®, and several of which are licensed, such as Frigidaire®, Westinghouse® and Maytag®) and have introduced new products and made selected acquisitions to improve growth and profitability.  Approximately 26% of net sales in 2007 for the RVP segment were derived from products that were introduced or enhanced in the last three years.  We have been able to recognize market needs and create products that address these opportunities.

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

Our manufacturing strategy focuses on providing quality products at low costs.  We source an increasing amount of our raw materials and components from lower cost regions.  The Company is in the process of moving production of certain of its product lines from its facilities in the U.S., Canada and Italy to facilities in regions with lower labor costs.  The Company has moved and is continuing to move the production of certain bath fan and other products to its facility in China, which it acquired in late 2005.  In addition, the Company is in the process of moving certain range hood and motor production from its facilities in Italy to its facilities in Poland and in 2007 built a new facility for the production of range hoods in Mexico, which commenced operations in the first quarter of 2008.  The Company is also in the process of consolidating its production of medicine cabinets from its facilities in Los Angeles, California and Union, Illinois to its facility in Cleburne, Texas (previously used to manufacture range hoods).  As a result of these production moves, the Company has closed its operations in Los Angeles, CA and Cincinnati, Ohio, as well as certain operations in Italy.  In order to reduce overhead and labor costs in the commercial portion of the HVAC segment, the Company ceased manufacturing operations at its 200,000 sq. foot facility in Chaska, MN in 2007 and absorbed the production into other existing facilities, primarily its Springfield, MO facility, which it moved into in 2006.

Additionally, we continue to implement Demand Flow Technology practices at a number of our manufacturing facilities.  This program allows us to manufacture products according to actual demand, rather than manufacturing to forecast, providing us with improved product quality, increased manufacturing efficiency and flexibility, improved response time to our customers and lower working capital needs.

Sales of our products are affected by the level of residential improvement and repair activity, the level of new residential construction and to a lesser extent the level of private non-residential construction spending and manufactured housing shipments.  A little more than half of the products we sell are believed to be used in the remodeling and replacement markets and the balance serves the new construction market.  The operating results of the Company were impacted in 2007 by a decline in sales volume in residential ventilation and residential air conditioning products as the housing market continued to weaken.  Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also adversely impacted results for the year ended December 31, 2007.  The Company expects these trends to continue in 2008.  Additionally, we believe that declines in existing home sales will have a negative impact on remodeling spending in 2008, which will have an adverse effect on the Company’s operating results. The level of business activity in the manufactured housing industry has been weak in recent years and in 2007 became weaker and is expected to continue into 2008.  Although the level of business activity in the private non-residential construction industry has improved over the past several years, our HVAC business has grown mostly through acquisitions.  As we entered 2008, our backlog of commercial HVAC product was approximately $172.7 million as compared to approximately $193.9 million at December 31, 2006 and approximately $87.8 million at December 31, 2005.

Key industry activity affecting our businesses in the United States for the past three years was as follows:

	% Increase (Decrease)
	Source
	of data	2007	2006	2005
Private residential construction spending	1	(18)%	---%	14%
Total housing starts	1	(25)%	(13)%	6%
New home sales	1	(26)%	(18)%	7%
Existing home sales	3	(13)%	(8)%	4%
Residential improvement spending	1	---%	7%	9%
Central air conditioning and heat pump shipments	2	(9)%	(18)%	16%
Private non-residential construction spending	1	18%	15%	8%
Manufactured housing shipments	1	(18)%	(20)%	12%

Source of data:
(1)   U.S. Census Bureau
(2)   Air Conditioning and Refrigeration Institute
(3)   National Association of Realtors

Our manufactured housing business for the year ended December 31, 2007 was approximately 4.7% of consolidated net sales versus approximately 13% in the year 2000.  Our HVAC business serving the commercial construction market was approximately 19% and 18% of consolidated net sales for the years ended December 31, 2007 and 2006, respectively, versus approximately 14% of consolidated net sales in 2005.  The increase in the commercial HVAC business in 2007 is primarily as a result of acquisitions in 2006.

Although a significant majority of our manufacturing activity and customers are located in the United States, we do have manufacturing activity and sell products to customers in Canada, Latin America, Europe and China.  Our foreign net sales, which are attributed based on the location of the Company's subsidiary responsible for the sale, were approximately 21.5%, 19.5% and 18.5% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively, and principally relate to our Canadian and European operations.  Our Chinese operations primarily manufacture products for sale by our other subsidiaries.  Our Canadian operations include RVP and HVAC facilities and our European operations include RVP facilities in Italy and Poland and HVAC and HTP facilities in the United Kingdom.  A significant majority of our current Chinese operations relate to our HTP segment although we also have both RVP and HVAC facilities in China and, as discussed below, we are continuing to make additional investments to expand these operations.  Both our foreign operations and our U.S. operations sell to customers located in all parts of the world, particularly Canada, Europe and the Far East.  Foreign operations generate proportionately lower operating earnings from their sales volume due primarily to the mix of products sold by the foreign operations and, in part, the impact of foreign currency exchange.  We expect the overall percentage of our net sales and operating earnings from foreign operations to remain relatively consistent for the foreseeable future, although our foreign operations are subject to the risks of currency fluctuations, which could negatively impact such net sales and operating earnings.

In 2008, we expect to continue our brand strategy for residential site-built HVAC products with a view to gaining market share.  In HTP in 2008, we will continue the integration of our recent acquisitions in this segment, which we expect will contribute to the profitability of this segment.  In 2008 we plan to achieve further cost reductions in raw material and purchased components in all our businesses through our strategic sourcing initiatives and engineering cost reductions. During 2005 through 2007 we experienced significant increases in the prices we pay for steel, copper, aluminum and fabricated parts.  We also buy some component parts from suppliers that use steel, copper and aluminum in their manufacturing process.  Our operating margins continue to be challenged by higher commodity costs which have only been partially offset by our strategic cost reduction initiatives.  While we have had some success in raising prices to our customers for some products as a result of higher material costs, there is no assurance that we will be able to offset all material cost increases in 2008.  We also rely on our strategic sourcing initiatives to mitigate the effect of higher material costs.  Material cost as a percentage of net sales has been fairly stable reflecting higher material costs, partially offset by sales price increases and benefits realized from our strategic sourcing initiatives, and were approximately 45% in both 2005 and 2006 and 47% in 2007.

During the past three years, the following have been our major purchases (on a consolidated basis), expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the year ended December 31,
	2007	2006	2005

Steel	6%	6%	6%
Motors	5%	5%	6%
Compressors	3%	3%	3%
Copper	2%	2%	2%
Electrical	2%	2%	2%
Plastics	1%	1%	2%
Aluminum	1%	1%	1%
Packaging	1%	1%	1%
Fans & Blowers	1%	1%	1%

The results of operations for the year 2007 as compared to the year 2006 and the year 2006 as compared to the year 2005 include a significant number of factors that affected our operations including, among others, the following:

•
the effect of a troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity and consumer spending on home remodeling and repair,

•	the effect of acquisitions in all three reporting segments,
•	the effect of higher material costs
•	the effect of the closures of certain facilities in the RVP and HVAC segments,
•	the effect of product safety upgrades in the RVP and HTP segments,
•	the effect of changes in foreign currency exchange rates,
•	the effect of the curtailment gain related to the NuTone, Inc. post-retirement medical and life insurance benefits in 2006, and
•	gains and losses as a result that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland were unable to repay advances and amounts due under other arrangements,

In 2007, we spent approximately $36.4 million on capital expenditures.  In 2008, we expect to spend between approximately $30 million and $35 million on capital expenditures.  A portion of these capital expenditures together with cash investments in foreign subsidiaries in 2007 and 2008 will allow our businesses to expand their manufacturing capacity, manufacture products at lower costs and broaden our markets served.  In 2008, the Company signed an agreement with a Mexican entity located in Tecate, Mexico, establishing manufacturing services to certain of the Company’s subsidiaries in the RVP segment.  This agreement adds an additional approximate 204,000 square feet of manufacturing capabilities to the Company’s RVP segment.  Among other expenditures, our RVP Segment acquired an approximate 198,000 square foot manufacturing facility in Chenjian, Huizhou, The Peoples Republic of China (“PRC”) in late 2005 and began the construction of a 150,000 square foot manufacturing facility in Gliwice, Poland which was completed in mid 2006.  In 2007, the Company acquired an additional 12,000 square foot manufacturing facility, adjacent to its Polish plant, in connection with the acquisition of Stilpol.  The Company also expanded manufacturing capability in Italy in 2007 with its acquisition of Metaltecnica.  From 2005 to 2007, the Company’s HTP Segment expanded its Shenzhen PRC manufacturing facilities from 72,000 square feet to 251,000 square feet of leased space to support future growth.  In 2007 and 2006, the Company’s HVAC business (for commercial products) made further investments in its Anji, PRC operations and relocated its operations into a 202,000 square foot manufacturing facility in 2006.

Our outlook for 2008 is for the challenging market conditions to continue.  Additionally, the instability in the mortgage market is expected to impact consumer confidence and their spending on home remodeling and repair expenditures.  We are looking at our business with the long-term view and a continued focus on our low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all our businesses so we can maximize our cash flow from operating activities.  During this challenging environment, we will only fund necessary capital investments that will improve our business operations.

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the years ended December 31, 2007, 2006 and 2005:

				Net Change
	For the Years Ended December 31,			2007 to 2006		2006 to 2005
	2007	2006	2005	$	%	$	%
Net sales:	(Dollar amounts in millions)
Residential ventilation products	$828.8	$821.0	$794.7	$7.8	1.0%	$26.3	3.3%
Home technology products	570.2	484.5	354.8	85.7	17.7	129.7	36.6
Air conditioning and heating products	969.2	912.9	809.7	56.3	6.2	103.2	12.7
Consolidated net sales	$2,368.2	$2,218.4	$1,959.2	$149.8	6.8%	$259.2	13.2%
Operating earnings (loss):
Residential ventilation products (1)	$102.9	$139.5	$123.9	$(36.6)	(26.2)%	$15.6	12.6%
Home technology products (2)	76.3	83.9	71.0	(7.6)	(9.1)	12.9	18.2
Air conditioning and heating products (3)	31.1	64.9	66.3	(33.8)	(52.1)	(1.4)	(2.1)
Subtotal	210.3	288.3	261.2	(78.0)	(27.1)	27.1	10.4
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)	(0.3)	---	---	---	---
Foreign exchange gains (losses) on
transactions, including intercompany debt	0.4	1.2	(0.9)	(0.8)	(66.7)	2.1	*
Expenses of a terminated IPO	---	(2.5)	---	2.5	100.0	(2.5)	*
Compensation reserve adjustment	---	3.5	---	(3.5)	(100.0)	3.5	*
Gain on legal settlement	---	---	1.4	---	---	(1.4)	(100.0)
Unallocated, net	(25.1)	(25.7)	(24.5)	0.6	2.3	(1.2)	(4.9)
Consolidated operating earnings	$185.3	$264.5	$236.9	$(79.2)	(29.9)%	$27.6	11.7%

Depreciation and amortization expense:
Residential ventilation products (4)	$20.6	$19.3	$19.5	$1.3	6.7%	$(0.2)	(1.0)%
Home technology products (5)	19.1	15.8	9.9	3.3	20.9	5.9	59.6
Air conditioning and heating products (6)	24.2	24.9	15.3	(0.7)	(2.8)	9.6	62.7
Unallocated	1.2	1.2	1.2	---	---	---	---
	$65.1	$61.2	$45.9	$3.9	6.4%	$15.3	33.3%
Operating earnings margin:
Residential ventilation products (1)	12.4%	17.0%	15.6%
Home technology products (2)	13.4	17.3	20.0
Air conditioning and heating products (3)	3.2	7.1	8.2
Consolidated	7.8%	11.9%	12.1%
Depreciation and amortization expense
as a % of net sales:
Residential ventilation products (4)	2.5%	2.4%	2.5%
Home technology products (5)	3.3	3.3	2.8
Air conditioning and heating products (6)	2.5	2.7	1.9
Consolidated	2.7%	2.8%	2.3%

*	not meaningful

(1)
The operating results of the RVP segment for the year ended December 31, 2007 include a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million, a decrease in product liability expense of approximately $1.8 million as compared to the year ended December 31, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, an approximate $1.1 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million, an approximate $1.9 million loss related to the settlement of litigation, a charge of approximately $0.4 million related to a reserve for amounts due from a customer and net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the RVP segment for the year ended December 31, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.

The operating results of the RVP segment for the year ended December 31, 2005 include a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the year ended December 31, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier.

The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade.

The operating results of the HTP segment for the year ended December 31, 2005 include a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

(3)
The operating results of the HVAC segment for the year ended December 31, 2007 include a charge of approximately $3.7 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the year ended December 31, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation, a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(4)
Includes amortization of approximately $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(5)
Includes amortization of approximately $0.2 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(6)	Includes amortization of approximately $2.8 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents financial information for the years ended December 31, 2007, 2006 and 2005:

				Percentage Change
	For the Years Ended December 31,			2007 to	2006 to
	2007	2006	2005	2006	2005
	(Dollar amounts in millions)

Net Sales	$2,368.2	$2,218.4	$1,959.2	6.8%	13.2%
Cost of products sold (1)	1,679.9	1,547.3	1,361.4	(8.6)	(13.7)
Selling, general and administrative expense, net (1)	475.5	381.7	342.6	(24.6)	(11.4)
Amortization of intangible assets	27.5	24.9	18.3	(10.4)	(36.1)
Operating earnings	185.3	264.5	236.9	(29.9)	11.7
Interest expense	(183.7)	(162.9)	(138.6)	(12.8)	(17.5)
Investment income	2.0	2.2	1.8	(9.1)	22.2
Earnings before provision for income taxes	3.6	103.8	100.1	(96.5)	3.7
Provision for income taxes	10.6	46.1	43.2	77.0	(6.7)
Net (loss) earnings	$(7.0)	$57.7	$56.9	(112.1)%	1.4%

	Percentage of Net Sales			Change in Percentage
	For the Years Ended December 31,			2007 to	2006 to
	2007	2006	2005	2006	2005

Net Sales	100.0%	100.0%	100.0%	---%	---%
Cost of products sold (1)	70.9	69.8	69.5	(1.1)	(0.3)
Selling, general and administrative expense, net (1)	20.1	17.2	17.5	(2.9)	0.3
Amortization of intangible assets	1.2	1.1	0.9	0.1	(0.2)
Operating earnings	7.8	11.9	12.1	(3.9)	(0.2)
Interest expense	(7.8)	(7.3)	(7.1)	(0.5)	(0.2)
Investment income	0.1	0.1	0.1	---	---
Earnings before provision for income taxes	0.1	4.7	5.1	(4.4)	(0.4)
Provision for income taxes	0.4	2.1	2.2	1.7	0.1
Net (loss) earnings	(0.3)%	2.6%	2.9%	(2.7)%	(0.3)%

(1)	See Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Year ended December 31, 2007 as compared to the year ended December 31, 2006

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

Excluding the effect of acquisitions and foreign exchange, the operating results of the Company were adversely impacted in 2007 by a decline in sales volume in residential ventilation and residential air conditioning products as the housing market continues to weaken.  Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also adversely impacted the year ended December 31, 2007.  The Company expects these trends to continue in 2008.  Additionally, the Company believes that declines in existing home sales and the instability in the mortgage market will have a negative impact on consumer confidence and spending on home remodeling and repair expenditures in 2008, which will have an adverse effect on the Company’s operating results.

Net Sales.  Consolidated net sales increased approximately $149.8 million or 6.8% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 as discussed further in the following paragraphs.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $145.4 million and $32.2 million, respectively, to net sales for the year ended December 31, 2007.

In the RVP segment, net sales increased approximately $7.8 million or 1.0% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Net sales in the RVP segment for the year ended December 31, 2007 reflects an increase of approximately $20.2 million attributable to the effect of changes in foreign currency exchange rates and includes approximately $26.6 million attributable to acquisitions.

Excluding the effect of acquisitions and foreign exchange, net sales in the RVP segment decreased approximately $39.0 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  The decrease in net sales in the RVP segment for the year ended December 31, 2007 as compared to 2006 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, primarily in the RVP segment’s domestic subsidiaries, partially offset by higher average unit sales prices of kitchen range hoods and bathroom exhaust fans.  Higher average unit sales prices of kitchen range hoods and bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2006.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 80.4% of the total RVP segment’s gross sales for the year ended December 31, 2007.  Excluding the effect of acquisitions and foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 4.8% in the year ended December 31, 2007 for the RVP segment’s domestic subsidiaries and increased approximately 0.1% in the year ended December 31, 2007 for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales increased approximately $85.7 million or 17.7% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Net sales in the HTP segment for the year ended December 31, 2007 includes approximately $84.7 million attributable to acquisitions and reflects an increase of approximately $0.4 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales for the year ended December 31, 2007 in the HTP segment is due to increased sales of audio and video distribution equipment and speakers, partially offset by a decline in sales of certain security and access control products.

In the HVAC segment, net sales increased approximately $56.3 million or 6.2% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Net sales in the HVAC segment for the year ended December 31, 2007 includes approximately $34.1 million attributable to acquisitions and reflects an increase of approximately $11.6 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the year ended December 31, 2007 as compared to the same period of 2006 includes higher sales volume of HVAC products sold to commercial customers of approximately 3.5%, partially offset by lower sales volume for products sold to both residential site-built and manufactured housing customers of approximately 0.6%.  Overall, sales of products sold to residential site-built and manufactured housing customers decreased in the first quarter of 2007 by approximately 33% and increased in the subsequent three quarters as compared to the same periods of 2006 primarily as a result of higher average unit sales prices.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.5% and 5.1% of the Company’s consolidated net sales for the year ended December 31, 2007 and 2006, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.5% and 19.5% of consolidated net sales for the year ended December 31, 2007 and 2006, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 8.7% and 8.2% of consolidated net sales for the year ended December 31, 2007 and 2006, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 10.2% and 9.7% of consolidated net sales for the year ended December 31, 2007 and 2006, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $1,679.9 million for the year ended December 31, 2007 as compared to approximately $1,547.3 million for the year ended December 31, 2006.  Cost of products sold, as a percentage of net sales, increased from approximately 69.8% for the year ended December 31, 2006 to approximately 70.9% for the year ended December 31, 2007 primarily as a result of the factors described below.

Overall, consolidated material costs were approximately 46.7% and 44.8% of net sales for the year ended December 31, 2007 and 2006, respectively.  As compared to the year ended December 31, 2006, the Company experienced higher material costs related to purchases of steel, copper, aluminum and related purchased components, such as motors.  Cost increases during the year ended December 31, 2007 as compared to the same period of 2006 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

During the year ended December 31, 2007 the Company experienced increased freight costs primarily due to higher sales relating to acquisitions and increased energy costs in the fourth quarter.  These increases were partially offset by the Company’s strategic sourcing initiatives including obtaining favorable shipping rates for lower cost “full truckload” shipments, as well as through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the year ended December 31, 2007 was approximately $588.2 million, or 71.0% as a percentage of the RVP segment’s net sales, as compared to approximately $573.8 million, or 69.9% as a percentage of the RVP segment’s net sales for the year ended December 31, 2006.  Cost of products sold in the RVP segment for the fourth quarter and year ended December 31, 2007 includes the following:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Decrease in product liability expense as compared to the same period of 2006	$(9.1)	$(1.8)
(2)	Charge to warranty expense related to a product safety upgrade	---	0.5
(3)	Increase related to the effect of changes in foreign currency exchange rates	6.8	16.0
(4)	Cost of products sold contributed by acquisitions	3.2	16.3
(5)	Severance charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility	0.2	0.3

Cost of products sold in the RVP segment for the fourth quarter and year ended December 31, 2006 includes the following:

		Fourth Quarter Ended	Year Ended
		December 31, 2006
		(Amounts in millions)

(1)	Severance charges related to the closure of the Company’s NuTone facility	$0.1	$1.8
(2)	Charge to warranty expense related to a product safety upgrade	---	1.5
(3)	Non-cash charge recorded related to the amortization of purchase price allocated to inventory	---	0.3

The increase in the percentage of cost of products sold to net sales for the year ended December 31, 2007 over the same period of 2006 in the RVP segment reflects the impact of the above items, increased material costs and a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in costs.

In the HTP segment, cost of products sold for the year ended December 31, 2007 was approximately $306.6 million, or 53.8% as a percentage of the HTP segment’s net sales, as compared to approximately $254.5 million, or 52.5% as a percentage of the HTP segment’s net sales for the year ended December 31, 2006.  Cost of products sold in the HTP segment for the year ended December 31, 2007 reflects (1) approximately $48.7 million of cost of products sold contributed by acquisitions and (2) a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade.  Cost of products sold in the HTP segment for the year ended December 31, 2006 includes (1) a charge to warranty costs of approximately $2.3 million related to a product safety upgrade and (2) a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory.  The increase in the percentage of cost of products sold to net sales for the year ended December 31, 2007 as compared to the same period of 2006 is primarily as a result of acquisitions which have a higher cost of products sold as a percentage of net sales as compared to the segment’s operations prior to the acquisitions.

In the HVAC segment, cost of products sold for the year ended December 31, 2007 was approximately $785.1 million, or 81.0% as a percentage of the HVAC segment’s net sales, as compared to approximately $719.0 million, or 78.8% as a percentage of the HVAC segment’s net sales for the year ended December 31, 2006.  Cost of products sold in the HVAC segment for the year ended December 31, 2007 includes (1) approximately $21.0 million of cost of products sold contributed by acquisitions and (2) an increase of approximately $9.2 million related to the effect of changes in foreign currency exchange rates.  Cost of products sold in the HVAC segment for the year ended December 31, 2006 includes a non-cash charge of approximately $2.8 million related to the amortization of purchase price allocated to inventory.  The increase in cost of products sold as a percentage of net sales for the year ended December 31, 2007 as compared to the same period of 2006 reflects the effect of higher material costs related primarily to purchases of copper, steel, aluminum and purchased components such as motors.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $475.5 million for the year ended December 31, 2007 as compared to approximately $381.7 million for the year ended December 31, 2006.  SG&A as a percentage of net sales increased from approximately 17.2% for the year ended December 31, 2006 to approximately 20.1% for the year ended December 31, 2007.  This increase in SG&A as a percentage of net sales is principally due to the effect of a curtailment gain, related to post-retirement medical and life insurance benefits recorded in the second quarter of 2006 of approximately $35.9 million in the RVP segment.

SG&A for the fourth quarter and year ended December 31, 2007 includes the following (income) and expense items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	SG&A related to acquisitions	$8.2	$36.3
(2)	Effect of changes in foreign currency exchange rates	3.2	6.6
(3)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---	1.8
(4)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility	1.1	3.7
(5)	Charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility	0.7	0.8
(6)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	(0.1)	2.1
(7)	Charges related to reserves for amounts due from customers in the RVP, HTP and HVAC segments	---	2.7
(8)	Loss on settlement of litigation in the RVP segment	---	1.9
(9)	(Decrease) increase in displays expense in the RVP segment	(2.3)	2.2
(10)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(0.3)	3.1
(11)	Stock-based compensation expense	---	0.3
(12)	Favorable adjustment based upon the Company's revised estimate of reserves provided in 2006 related to certain suppliers in Italy and Poland	(6.7)	(6.7)
(13)	Legal fees and expenses incurred in the HTP segment in connection with a dispute with a supplier	1.2	2.0

SG&A for the fourth quarter and year ended December 31, 2006 includes the following (income) and expense items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth Quarter Ended		Year Ended
		December 31, 2006
		(Amounts in millions)

(1)	Gain from curtailment of post-retirement medical and life insurance benefits	$	---	$(35.9)
(2)	Losses related to certain suppliers in Italy and Poland		16.0	16.0
(3)	Compensation reserve adjustment		(3.5)	(3.5)
(4)	Write-off of expenses related to the Company’s initial public offering		2.5	2.5
(5)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility		(0.7)	1.7
(6)	Gain on settlement of litigation in the HVAC segment		---	(1.6)
(7)	Reserve for amounts due from a customer in China related to a Chinese construction project, net of minority interest of $0.8 million		1.2	1.2
(8)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries		(1.7)	(1.7)
(9)	Stock-based compensation expense		---	0.3

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $2.6 million from approximately $24.9 million for the year ended December 31, 2006 to approximately $27.5 million for the year ended December 31, 2007.  The increase in amortization of intangible assets is principally due to the impact of acquisitions, which contributed approximately $6.4 million to the increase for the year ended December 31, 2007, partially offset by higher amortization expense in the prior periods as a result of accelerated amortization methods.

Depreciation Expense.  Depreciation expense increased approximately $4.6 million from approximately $33.0 million for the year ended December 31, 2006 to approximately $37.6 million for the year ended December 31, 2007.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions, which represented approximately $1.3 million of the increase.

Operating Earnings.  Consolidated operating earnings decreased by approximately $79.2 million from approximately $264.5 million for the year ended December 31, 2006 to approximately $185.3 million for the year ended December 31, 2007.  Acquisitions contributed approximately $16.7 million to operating earnings for the year ended December 31, 2007.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 11.9% for the year ended December 31, 2006 to approximately 7.8% for the year ended December 31, 2007.

Operating earnings of the RVP segment for the year ended December 31, 2007 were approximately $102.9 million as compared to approximately $139.5 million for the year ended December 31, 2006.  Operating earnings in the RVP segment for the fourth quarter and year ended December 31, 2007 include the following increases (decreases) in operating earnings:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Favorable adjustment based upon the Company's revised estimate of reserves provided in 2006 related to certain suppliers in Italy and Poland	$6.7	$6.7
(2)	Decrease in product liability expense as compared to the same period of 2006	9.1	1.8
(3)	Decrease (increase) in displays expense in the RVP segment	2.3	(2.2)
(4)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	0.1	(2.1)
(5)	Loss on settlement of litigation in the RVP segment	---	(1.9)
(6)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---	(1.8)
(7)	Increased depreciation expense of property and equipment	(0.5)	(1.4)
(8)	Charges related to the closure of the Company’s Jensen, Inc. Vernon, CA facility	(0.9)	(1.1)
(9)	Net foreign exchange gains (losses) related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	0.5	(1.0)
(10)	Increase in operating earnings related to effect of changes in foreign currency exchange rates	0.1	0.6
(11)	Charge to warranty expense related to a product safety upgrade	---	(0.5)
(12)	Charges related to reserves for amounts due from customers	---	(0.4)
(13)	Increase in operating earnings related to acquisitions	---	0.3
(14)	(Increased) decreased amortization of intangible assets	(0.3)	0.1

Operating earnings in the RVP segment for the fourth quarter and year ended December 31, 2006 include the following increases (decreases) in operating earnings:

		Fourth Quarter Ended		Year Ended
		December 31, 2006
		(Amounts in millions)

(1)	Gain from curtailment of post-retirement medical and life insurance benefits	$	---	$35.9
(2)	Reserves related to estimated losses as a result of the unlikelihood that certain suppliers to the Company’s kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements		(16.0)	(16.0)
(3)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility		0.6	(3.5)
(4)	Charge to warranty expense related to a product safety upgrade		---	(1.5)
(5)	Net foreign exchange gains related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries		0.2	---
(6)	Non-cash charge related to the amortization of purchase price allocated to inventory		---	(0.3)

The remaining decrease in operating earnings in the RVP segment for the year ended December 31, 2007 as compared to the same period in 2006 is a result of lower sales volume of kitchen range hoods and bathroom exhaust fans primarily in the United States market, partially offset by price increases in 2007.

Operating earnings of the HTP segment for the year ended December 31, 2007 were approximately $76.3 million as compared to approximately $83.9 million for the year ended December 31, 2006.  Operating earnings of the HTP segment for the year ended December 31, 2007 reflects (1) approximately $8.7 million of operating earnings contributed by acquisitions, (2) approximately $1.4 million of increased depreciation expense of property and equipment and approximately $1.9 million of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (3) a charge of approximately $0.5 million related to a reserve for amounts due from a customer, (4) a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade, (5) approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier and (6) a decrease in earnings of approximately $0.3 million from the effect of foreign currency exchange rates.

Operating earnings of the HTP segment for the year ended December 31, 2006 reflects (1) a charge to warranty costs of approximately $2.3 million related to a product safety upgrade and (2) a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory.

The remaining decrease in operating earnings in the HTP segment for the year ended December 31, 2007 over the same period in 2006 is primarily a result of lower sales volume of certain security and access control devices and increased material costs in cost of products sold, partially offset by increased sales volume of audio and video distribution equipment and speakers.

Operating earnings of the HVAC segment were approximately $31.1 million for the year ended December 31, 2007 as compared to approximately $64.9 million for the year ended December 31, 2006.  Operating earnings of the HVAC segment for the year ended December 31, 2007 reflect (1) approximately $7.7 million of operating earnings contributed by acquisitions, (2) a charge of approximately $1.8 million related to reserves for amounts due from customers, (3) approximately $3.7 million of expense related to the closure of the Company’s Mammoth facility (see Note 11 of the Notes to the Consolidated Financial Statements included elsewhere herein), (4) approximately $1.8 million of increased depreciation expense of property and equipment and approximately $2.5 million of decreased amortization of intangible assets primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (5) an increase in earnings of approximately $0.1 million from the effect of foreign currency exchange rates and (6) net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HVAC segment for the year ended December 31, 2006 reflects (1) a non-cash charge of approximately $2.8 million related to the amortization of purchase price allocated to inventory, (2) an approximate $1.6 million gain related to the settlement of litigation, (3) a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and (4) net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The remaining decrease in operating earnings in the HVAC segment for the year ended December 31, 2007 as compared to the same period in 2006 is primarily the result of decreased sales volume for products sold to both residential site-built and manufactured housing customers and increased material costs related to purchases of copper, steel and purchased components such as motors, offset by higher sales levels of HVAC products sold to commercial customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 14.1% and 7.0% of operating earnings (before unallocated and corporate expenses) for the years ended December 31, 2007 and 2006, respectively.  Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $20.8 million or approximately 12.8% during the year ended December 31, 2007 as compared to the year ended December 31, 2006.  During the year ended December 31, 2007, the Company experienced increases in interest expense primarily as a result of (1) approximately $5.0 million of additional non-cash interest expense related to the Company’s senior unsecured loan facility (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein), (2) approximately $4.9 million from increased borrowings and higher interest rates related to Nortek’s senior secured credit facility, (3) approximately $11.0 million of additional debt accretion relating to the PIK option on the Company’s senior unsecured loan facility issued in May 2006, (4) approximately $3.4 million of additional interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes and (5) an increase of approximately $1.5 million related to increased borrowings at the Company’s subsidiaries, primarily as a result of acquisitions and the effect of changes in foreign currency exchange rates.  These increases were partially offset by a decrease of approximately $5.0 million related to the amortization of the Nortek Holdings deferred compensation plan, which was fully paid in May 2006.

Investment Income.  Investment income was approximately $2.0 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $10.6 million for the year ended December 31, 2007 as compared to approximately $46.1 million for the year ended December 31, 2006.  The effective income tax rates of 294.5% and 44.4% for the years ended December 31, 2007 and 2006, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of state income tax provisions, non-deductible expenses, the effect of foreign operations and interest on uncertain tax positions.  The increase in the effective income tax rates between 2007 and 2006 is principally due to the provision of foreign withholding taxes related to dividends paid from the Company’s foreign subsidiaries and the provision of U.S. tax on certain unremitted earnings of foreign subsidiaries (see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Net Earnings.  Consolidated net earnings decreased by approximately $64.7 million from net earnings of approximately $57.7 million, or 2.6% as a percentage of net sales, for the year ended December 31, 2006 to a net loss of approximately $7.0 million for the year ended December 31, 2007.  This decrease was primarily due to the factors discussed above, which included a decrease of approximately $79.2 million in consolidated operating earnings, an increase of approximately $20.8 million in interest expense and a decrease in investment income of approximately $0.2 million, offset by a decrease of approximately $35.5 million in the provision for income taxes.

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

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006
	(Amounts in millions)

Net (loss) earnings (1), (2)	$(7.0)	$57.7
Provision for income taxes	10.6	46.1
Interest expense (3)	183.7	162.9
Investment income	(2.0)	(2.2)
Depreciation expense	37.6	33.0
Amortization expense	27.5	28.2
EBITDA	$250.4	$325.7

(1)
In the RVP segment, the net loss for the year ended December 31, 2007 includes a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million, a decrease in product liability expense of approximately $1.8 million as compared to the year ended December 31, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, an approximate $1.1 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million, an approximate $1.9 million loss related to the settlement of litigation, a charge of approximately $0.4 million related to a reserve for amounts due from a customer and net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, the net loss for the year ended December 31, 2007 includes a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier.

In the HVAC segment, the net loss for the year ended December 31, 2007 includes a charge of approximately $3.7 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
In the RVP segment, net earnings for the year ended December 31, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.

In the HTP segment, net earnings for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade.

In the HVAC segment, net earnings for the year ended December 31, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation, a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
Interest expense for the year ended December 31, 2007 includes cash interest of approximately $116.4 million and non-cash interest of approximately $67.3 million.  Interest expense for the year ended December 31, 2006 includes cash interest of approximately $115.3 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings, Inc. deferred compensation plan) and non-cash interest of approximately $47.6 million.

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

	For the Years Ended December 31,
	2006	2005
	(Amounts in millions)

Net earnings (1), (2)	$57.7	$56.9
Provision for income taxes	46.1	43.2
Interest expense (3)	162.9	138.6
Investment income	(2.2)	(1.8)
Depreciation expense	33.0	26.7
Amortization expense	28.2	19.2
EBITDA	$325.7	$282.8

(1)
Net earnings include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade in the RVP segment for the year ended December 31, 2006.  Net earnings include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade in the HTP segment for the year ended December 31, 2006.  Net earnings include an approximate $1.6 million gain related to the favorable settlement of litigation and a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project in the HVAC segment for the year ended December 31, 2006.  Net earnings include an approximate $3.5 million reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required, a charge of approximately $2.5 million related to expenses incurred related to the Company’s initial public offering not yet completed, a non-cash foreign exchange gain of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and approximately $0.3 million of stock-based compensation charges, which is included in Unallocated, for the year ended December 31, 2006.

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

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash flow from subsidiaries, its ability to borrow under the terms of Nortek’s revolving credit facility and its unrestricted cash and cash equivalents.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control.  Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  Reduced levels of home sales and housing starts and other softening in the housing markets in 2007 negatively affected the Company’s results of operations in 2007 and its cash flow and these factors are expected to continue to negatively affect the Company’s results of operations and its cash flow in 2008.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact the Company’s business.  The tightening of credit standards is expected to result in a decline in consumer spending for home remodeling and replacement projects which could adversely impact the Company’s operating results and the cash flow from its subsidiaries.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of the Company’s products in the residential construction market.

There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

In March 2008, Moody’s downgraded the debt ratings for Nortek and its Parent Company, NTK Holdings, from “B2” to “B3” and issued a negative outlook.  Moody’s rating downgrade reflects the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2008 financial performance.  The negative ratings outlook reflects Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract meaningfully in 2008 and possibly in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough so as to offset pressure on the Company’s sales.  Also in March 2008, Standard and Poors affirmed the Company’s “B” corporate rating with a negative outlook.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at December 31, 2007.

In addition, Nortek's senior secured credit facility contains two financial maintenance covenants, which become more restrictive over time, and the Company cannot assure that these covenants will always be met particularly given the further deterioration of the new residential construction and repair and remodeling industries, plus the instability in the overall credit markets.  These two covenants require that Nortek maintain at the end of each quarter, calculated based on the last twelve months, a Leverage Ratio and an Interest Coverage Ratio, each as defined.  The Leverage Ratio must not exceed a defined ratio amount and the Interest Coverage Ratio must not be less than a defined ratio amount.  The Leverage Ratio is calculated by dividing Nortek's total indebtedness, net of cash, (as defined) by EBITDA (as defined) and the Interest Coverage Ratio is calculated by dividing EBITDA (as defined) by interest expense, net (as defined).  At December 31, 2007 Nortek was required to maintain a Leverage Ratio not greater than 5.85:1 and an Interest Coverage Ratio of not less than 2.10:1.  At December 31, 2007 Nortek was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants.  At December 31, 2007, Nortek’s Leverage Ratio was 5.37:1 and its Interest Coverage Ratio was 2.32:1.  The Leverage Ratio requirement of 5.85:1 at December 31, 2007 tightens to 5.60:1 at the end of the second quarter of 2008 and further tightens to 5.25:1 at December 31, 2008, while the Interest Coverage Ratio requirement of 2.10:1 at December 31, 2007 tightens to 2.20:1 at the end of the first quarter of 2008 through December 31, 2008.  Should Nortek not satisfy either of these covenants, Nortek's senior secured credit facility allows a cure, whereby a subsequent cash equity investment equal to the EBITDA shortfall, will be treated as EBITDA for purposes of the compliance calculations in the current and future periods.  The senior secured credit facility allows for such a cure to occur twice within a consecutive twelve-month period.  The Company expects that Nortek’s financial statements for the first quarter of 2008, which will be filed with its quarterly report on Form 10-Q on or about May 15, 2008, will indicate that its EBITDA for such quarter (as calculated in accordance with the senior secured credit facility) will be below the level necessary to be in compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of such quarter.  Any such shortfall is not expected to be significant and Nortek plans to utilize the equity cure right under its senior secured credit facility to avoid any default otherwise arising out of such shortfall.  The Company expects that Nortek may also encounter events of non-compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of the second quarter of 2008 and anticipates that Nortek may seek to use the equity cure right again to remedy any such non-compliance.  Based upon the Company’s current forecast regarding Nortek’s operating results for the balance of 2008 following the second quarter, the Company does not anticipate further events of non-compliance with the Interest Coverage Ratio and Leverage Ratio covenants as of the end of the third and fourth quarters of 2008.  To the extent Nortek experiences events of non-compliance with such covenants, which are not resolved through the use of the equity cure feature or other alternatives, Nortek would need to seek waivers or amendments from the lenders under its senior secured credit facility or refinance such facility.  Should an event of non-compliance occur, Nortek will not be permitted to borrow under its credit facility until such time that a cure happens.  If these events of non-compliance were to occur, and were not cured, an event of default would exist under Nortek's senior secured credit facility and would allow the lenders to accelerate the payment of indebtedness outstanding.  In addition, an event of default under the credit facility would result in a cross default under substantially all of the Company’s other senior and senior subordinated indebtedness.  In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, Nortek may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms.  In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on the future cash flows of the Company.  Based upon the application of equity cures, other potential equity investments and Nortek’s forecast of its financial results for 2008, the Company has determined that it is probable that Nortek will be in compliance with the terms of its senior secured credit facility through December 31, 2008 and as a result the Company has classified Nortek’s long-term indebtedness as a long-term liability in its consolidated balance sheet at December 31, 2007.

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

Such restrictions if imposed, would affect the Company’s ability to grow in accordance with its plans.

On May 10, 2007, the Company exercised an option to extend the maturity date of the senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in 2007 related primarily to the decrease in the fair value of the Option.  The debt discount is being amortized as non-cash interest expense using the interest method through March 1, 2014 (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company had consolidated debt at December 31, 2007, of approximately $2,017.9 million consisting of (i) $96.4 million (including borrowings of approximately $35.0 million under the U.S. revolving portion of Nortek’s senior secured credit facility) of short-term borrowings and current maturities of long-term debt, (ii) $43.7 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of Nortek’s 8 1/2% Senior Subordinated Notes due 2014, (v) $670.3 million of long-term debt outstanding under Nortek’s senior secured credit facility, (vi) $338.6 million of the Company’s 10 3/4% Senior Discount Notes and (vii) $233.9 million under the Company’s unsecured term loan facility.

During the year ended December 31, 2007, the Company had a net increase in its consolidated debt of approximately $91.4 million resulting from:

(Amounts in millions)

Borrowings under the revolving portion of Nortek’s senior secured credit facility	$94.0

Payments made related the revolving portion of Nortek’s senior secured credit facility	(69.0)

Debt accretion related to the 10 3/4% Senior Discount Notes	33.7

Debt accretion relating to the PIK option on the senior unsecured loan facility	22.0

Debt discount, net relating to the senior unsecured loan facility	(4.1)

Additional borrowings related primarily to the Company’s foreign subsidiaries	27.3

Issuance of unsecured notes and debt assumed related to acquisitions in 2007	11.7

Foreign currency translation	4.1

Principal payments	(28.3)

Net change in consolidated debt	$91.4

The Company’s debt to equity ratio was approximately 22.7:1 at December 31, 2007 as compared to approximately 26.5:1 at December 31, 2006.  The decrease in the ratio was a result of an increase in stockholder’s investment, primarily due to the effect of changes in foreign exchange rates and pension liability adjustments, partially offset by an increase in indebtedness as noted above and a net loss of approximately $7.0 million for the year.

At December 31, 2007, Nortek had approximately $35.0 million outstanding and approximately $133.4 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.6 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general corporate purposes, including borrowings to fund working capital requirements.  Under the Canadian revolving portion of its senior secured credit facility, Nortek had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.8 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

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

At December 31, 2007, the Company had approximately $64.4 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.  Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s senior secured credit facility.  The amount available for such payments under Nortek’s senior secured credit facility was approximately $172.2 million at December 31, 2007.

The following is a summary of the Company’s estimated future cash obligations under long-term debt obligations (excluding unamortized debt discount of approximately $4.1 million), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations.  Long-term debt and interest payments in the table below reflect the financing transactions during the year ended December 31, 2007 as previously described (see Notes 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater	Total
	(Amounts in millions)

Notes, mortgage notes and obligations payable (1)	$29.9	$193.3	$511.1	$1,203.7	$1,938.0
Interest payments	100.4	338.9	336.0	215.5	990.8
Capital lease obligations	2.5	4.6	4.1	8.8	20.0
Operating lease obligations	20.8	29.8	20.5	17.8	88.9
Future contingent consideration	32.7	19.9	---	---	52.6
Other liabilities (2)	6.5	20.5	21.2	83.9	132.1
Total	$192.8	$607.0	$892.9	$1,529.7	$3,222.4

(1)	Excludes notes payable and other short-term obligations of approximately $64.0 million, which are classified as current on the Company’s Consolidated Balance Sheet.

(2)	Includes pension, profit sharing and other post-retirement benefits (see Note 7 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

The Company periodically acquires companies, utilizing cash and proceeds from additional indebtedness to finance these acquisitions.  Companies acquired and the payment of contingent consideration during the year ended December 31, 2007 and the impact on cash flows were as follows:

•
On September 18, 2007, the Company acquired all the capital stock of Stilpol and certain assets and liabilities of Metaltecnica for approximately $7.9 million in cash and the assumption of indebtedness of approximately $4.1 million through its kitchen range hood subsidiaries, based in Italy and Poland (“Best Subsidiaries”).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.

•	On August 1, 2007, the Company, through its wholly-owned subsidiary Jensen, Inc., acquired the assets of Triangle for approximately $1.7 million of cash.
•
On July 27, 2007, the Company acquired all of the ownership units of HomeLogic for an initial purchase price of approximately $5.1 million (utilizing approximately $3.1 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.

•
On July 23, 2007, the Company, through Linear, acquired the assets and certain liabilities of Aigis for approximately $2.8 million (utilizing approximately $2.2 million of cash and issuing unsecured 6% subordinated notes totaling approximately $0.6 million due July 2011).

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

•	On March 26, 2007, the Company, through ABT, acquired the assets of Par Safe for future contingent consideration of approximately $4.6 million that was earned in 2007 and will be paid in 2008.
•
On March 2, 2007, the Company, through Linear, acquired the stock of LiteTouch for approximately $10.5 million (utilizing approximately $8.0 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009) plus contingent consideration, which may be payable in future years.

•
On July 18, 2006, the Company, through Linear acquired the stock of Magenta for approximately $14.4 million, plus contingent consideration of approximately $16.5 million which was earned in 2007 and will be paid in 2008.

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned by Secure Wireless in 2006 and was paid in April 2007 and approximately $11.6 million that was earned in 2007 and will be paid in 2008.  Additional contingent consideration may be payable in future years.

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

Approximately $55.6 million of contingent consideration was paid during 2007 related to the Secure Wireless, Huntair, Cleanpak and OmniMount acquisitions.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $94.7 million, of which approximately $32.7 million was accrued at December 31, 2007 and will be paid in 2008 (see Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On May 5, 2006, the Company filed a registration statement on Form S-1 (last amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock.  The Company withdrew its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.

As of December 31, 2007, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $19.4 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at December 31, 2007 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.1 million and $12.0 million at December 31, 2007 and 2006, respectively.  Approximately $5.0 million of short-term liabilities and approximately $6.1 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2007 related to these indemnifications.

The Company’s combined short-term and long-term product liability accruals increased from approximately $26.8 million at December 31, 2006 to approximately $32.7 million at December 31, 2007.  Product liability expense decreased from approximately $14.2 million for the year ended December 31, 2006 to approximately $12.4 million for the year ended December 31, 2007.  The decrease in product liability expense for the year ended December 31, 2007 as compared to 2006 is primarily as a result of a reduction of approximately $0.9 million in product liability accruals being recorded in 2007 in the RVP segment.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $41.2 million at December 31, 2006 to approximately $47.3 million at December 31, 2007.  Warranty expense increased from approximately $27.4 million for the year ended December 31, 2006 to approximately $30.7 million for the year ended December 31, 2007.  The increase in warranty expense for the year ended December 31, 2007 as compared to the same period of 2006 is primarily as a result of increased expense levels for residential HVAC products as a result of the change to 13 SEER products, partially offset by approximately $3.8 million recorded in 2006 in the RVP and HTP segments related to product safety upgrades as compared to a reduction in warranty expense of approximately $0.2 million recorded in 2007 related to these same product safety upgrades.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

At December 31, 2007, the Company had approximately $53.4 million of unrestricted cash and cash equivalents to fund its cash flow needs for 2008.  During 2008, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2007:

	For the year ended December 31,
	2008	2007
	(Amounts in millions)

Interest payments, net	$100.4	$120.7
Principal payments, net	29.9	95.5
Capital lease obligations	2.5	1.8
Completed acquisitions and contingent earn out payments	32.7	93.5
Capital expenditures	35.0	36.4
Operating lease and other rental payments	29.2	31.0
Defined benefit pension plan contributions	3.6	9.3

In addition, cash requirements for income tax payments will be dependent on the Company’s level of earnings.  At December 31, 2007, the Company has available certain tax carryforwards and future tax credits, that depending on the level of U.S. taxable income in 2008, could reduce income taxes up to $3.7 million that might be otherwise payable.  In 2007, the Company made income tax payments, net of refunds of approximately $10.9 million.

The Company expects to meet its cash flow requirements for fiscal 2008, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of Nortek’s senior secured credit facility.

Unrestricted cash and cash equivalents decreased from approximately $57.4 million at December 31, 2006 to approximately $53.4 million at December 31, 2007.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At December 31, 2007, approximately $3.3 million (of which approximately $2.3 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $36.4 million for the year ended December 31, 2007 as compared to approximately $42.3 million for the year ended December 31, 2006.  Capital expenditures are expected to be between approximately $30.0 million and $35.0 million in 2008.  Under Nortek’s amended senior secured credit facility, capital expenditures are limited to approximately $67.5 million in 2008.

The Company’s working capital decreased from approximately $210.2 million at December 31, 2006 to approximately $205.7 million at December 31, 2007, while the current ratio remained unchanged from December 31, 2006 to December 31, 2007 at 1.4:1.  This decrease in working capital for the year ended December 31, 2007 was primarily a result of increases in accounts payable and short-term borrowings and a decrease in accounts receivable, partially offset by increases in inventory and a decrease in accrued expenses, as described further below and previously.  The decrease in cash from December 31, 2006 to December 31, 2007 was also a contributing factor to the decrease in working capital.

Accounts receivable decreased approximately $8.9 million, or approximately 2.7%, between December 31, 2006 and December 31, 2007, while net sales increased approximately $28.1 million, or approximately 5.2%, in the fourth quarter of 2007 as compared to the fourth quarter of 2006.  Acquisitions and the effect of foreign currency exchange rates contributed approximately $19.9 million and $12.7 million, respectively, to the increase in net sales in the fourth quarter of 2007 as compared to the fourth quarter of 2006.  This decrease in accounts receivable is primarily a result of lower sales volume in the fourth quarter of 2007 as compared to 2006.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2007 as compared to December 31, 2006.  Accounts receivable from customers related to foreign operations increased approximately 11.5% to approximately $110.2 million at December 31, 2007 from December 31, 2006, of which approximately $10.2 million related to the effect of changes in foreign currency exchange rates.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2007.

Inventories increased approximately $30.0 million, or approximately 10.8%, between December 31, 2006 and December 31, 2007 as a result of inventory build-ups related to the closure of certain manufacturing facilities as previously discussed, increased material costs principally for steel, copper, aluminum and related purchased components, and to a lesser extent acquisitions.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $10.1 million and $5.1 million, respectively, to the increase in inventories at December 31, 2007.

Accounts payable increased approximately $4.5 million, or 2.4%, between December 31, 2006 and December 31, 2007 due primarily to increased inventory levels and the timing of payments.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $6.4 million and $6.2 million, respectively, to the increase in accounts payable at December 31, 2007.

Accrued expenses and taxes decreased approximately $35.1 million, or approximately 12.4%, between December 31, 2006 and December 31, 2007 primarily as a result of contingent consideration payments of approximately $55.6 million related to OmniMount, Huntair, Cleanpak and Secure Wireless which were accrued for at December 31, 2006 and which were paid in 2007, partially offset by additional contingent consideration payments of approximately $32.7 million accrued at December 31, 2007, which will be paid in 2008 (see Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein), as well as a decrease in estimated reserves of approximately $6.1 million related to certain matters of subsidiaries based in Italy and Poland (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Changes in certain working capital accounts, as noted above, between December 31, 2006 and December 31, 2007, differ from the changes reflected in the Company’s Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows provided by operating activities for the year ended December 31, 2007 increased by approximately $12.3 million to approximately $106.3 million of net cash provided by operating activities from approximately $94.0 million for the year ended December 31, 2006, primarily due to the effect of payments in 2006 of approximately $54.0 million related to the Company’s deferred compensation plan and a reduction in the level of cash used for working capital needs, partially offset by a decrease in net earnings.  Net cash flows used in investing activities for the year ended December 31, 2007 decreased by approximately $16.4 million to net cash used in investing activities of approximately $129.9 million from approximately $146.3 million for the year ended December 31, 2006, primarily due to a decrease of approximately $12.7 million in payments for acquisitions and a decrease in the level of capital expenditures of approximately $5.9 million, partially offset by a decrease in the proceeds from the sale of property and equipment of approximately $4.6 million.  Net cash flows provided by financing activities for the year ended December 31, 2007 decreased by approximately $12.9 million to net cash provided by financing activities of approximately $19.6 million from approximately $32.5 million for the year ended December 31, 2006 resulting from a reduction in dividends paid in 2006 of approximately $174.9 million, offset by a decline in net borrowing of approximately $184.9 million.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents decreased approximately $4.0 million and $19.8 million for the years ended December 31, 2007 and 2006, respectively, principally as a result of the following:

	Condensed Consolidated Cash Flows (1)
	For the Years Ended December 31,
	2007	2006
Operating Activities:	(Amounts in millions)
Cash flow from operations, net	$122.1	$155.5
Change in accounts receivable, net	23.7	(19.6)
Change in inventories	(16.6)	(14.0)
Change in prepaids and other current assets	(2.0)	13.1
Change in accounts payable	(8.4)	(0.7)
Change in accrued expenses and taxes	(16.5)	18.5
Change in long-term deferred compensation	---	(54.0)
Investing Activities:
Capital expenditures	(36.4)	(42.3)
Net cash paid for businesses acquired	(93.5)	(106.2)
Proceeds from the sale of property and equipment	0.5	5.1
Change in restricted cash and investments	1.2	0.4
Financing Activities:
Change in borrowings, net	24.1	8.2
Payment in connection with the senior unsecured
loan facility rollover	(4.5)	---
Borrowings under the senior unsecured loan facility	---	200.8
Dividends	---	(174.9)
Other, net	2.3	(9.7)
	$(4.0)	$(19.8)

(1)
Summarized from the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006 (see the Consolidated Financial Statements included elsewhere herein).  Additionally, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

At December 31, 2007, the Company had approximately $45.0 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.  In addition, the Company has a federal net operating loss carryforward of approximately $4.0 million, and has an alternative minimum tax credit carryforward of approximately $2.3 million at December 31, 2007.

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the three years ended December 31, 2007:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Net cash provided by operating activities	$106.3	$94.0	$70.7
Cash used by working capital and other long-term asset and liability changes	15.8	61.5	86.0
Non-cash interest expense, net	(67.3)	(47.6)	(29.9)
Non-cash stock-based compensation	(0.3)	(0.3)	(0.3)
Gain from curtailment of post-retirement medical benefits	---	35.9	---
Compensation reserve adjustment	---	3.5	---
(Loss) gain on sale of property and equipment	(2.4)	(1.3)	1.6
Deferred federal income tax (provision) benefit	6.0	(26.8)	(25.3)
Provision for income taxes	10.6	46.1	43.2
Interest expense (1)	183.7	162.9	138.6
Investment income	(2.0)	(2.2)	(1.8)
EBITDA (2), (3), (4)	$250.4	$325.7	$282.8

(1)
Interest expense for the year ended December 31, 2007 includes cash interest of approximately $116.4 million and non-cash interest of approximately $67.3 million.  Interest expense for the year ended December 31, 2006 includes cash interest of approximately $115.3 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings, Inc. deferred compensation plan) and non-cash interest of approximately $47.6 million.  Interest expense for the year ended December 31, 2005 includes cash interest of approximately $108.7 million (including approximately $8.2 million relating to the accelerated amortization of the Nortek Holdings deferred compensation plan) and non-cash interest of approximately $29.9 million.

(2)
In the RVP segment, EBITDA for the year ended December 31, 2007 includes a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million, a decrease in product liability expense of approximately $1.8 million as compared to the year ended December 31, 2006, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, an approximate $1.1 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million, an approximate $1.9 million loss related to the settlement of litigation, a charge of approximately $0.4 million related to a reserve for amounts due from a customer and net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, EBITDA for the year ended December 31, 2007 includes a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier.

In the HVAC segment, EBITDA for the year ended December 31, 2007 includes a charge of approximately $3.7 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
In the RVP segment, EBITDA for the year ended December 31, 2006 includes an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.

In the HTP segment, EBITDA for the year ended December 31, 2006 includes an increase in warranty expense of approximately $2.3 million related to a product safety upgrade.

In the HVAC segment, EBITDA for the year ended December 31, 2006 includes an approximate $1.6 million gain related to the favorable settlement of litigation, a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(4)
In the RVP segment, EBITDA for the year ended December 31, 2005 includes a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, EBITDA for the year ended December 31, 2005 includes a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

In Unallocated, EBITDA for the year ended December 31, 2005 includes an approximate $1.4 million gain related to the favorable settlement of litigation.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, credit availability, inflation, consumer confidence and unemployment, among others.  The Company’s performance in 2007 was adversely impacted as a result of the troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity, as well as a negative impact on consumer spending on home remodeling and repair.  In addition, the Company’s residential HVAC products are subject to federal minimum efficiency standards, which increased to 13 SEER in 2006.  The 13 SEER units have a higher unit cost and selling price to consumers which the Company believes may have softened demand as some homeowners may have opted to delay replacing units or to repair them instead, as well as not add new units to existing homes that do not currently have such products.  In 2007 the Company’s earnings continued to be challenged by higher commodity costs which have only been partially offset by the Company’s strategic cost reduction initiatives.  The Company expects these industry and market trends to continue in 2008.

The Company has recently experienced an increase in the level of product liability expense in 2007 and 2006, particularly in the RVP segment.  The Company is unable to ascertain at this time whether this higher level of expense will continue at this level, increase or decrease.

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

As of December 31, 2007, approximately 6.2% of the Company’s workforce was subject to various collective bargaining agreements.

In late June 2006, the Company informed the union located at the Cincinnati, OH location of its subsidiary NuTone, that the Company would close the manufacturing operations at the facility on or about August 30, 2006.  As a result of this closure, the Company, through its RVP segment, recorded an approximate $3.5 million charge to operations in 2006 (of which approximately $1.8 million was recorded in cost of goods sold and approximately $1.7 million was recorded in selling, general and administrative expense, net) consisting of severance of approximately $2.2 million and write-offs related to equipment sales and disposals of approximately $1.3 million.

During the year ended December 31, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $1.8 million in the accompanying consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was paid related to severance to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $3.4 million in selling, general and administrative, net during the year ended December 31, 2007 related to shutdown costs and asset write-offs associated with the anticipated cessation of manufacturing operations at Chaska during the fourth quarter of 2007.  It is estimated that an additional approximate $0.8 million will be expensed in 2008 related to this shutdown.

On August 8, 2007, after negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), the decision was made to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  During the year ended December 31, 2007, the Company recorded in selling, general and administrative expense, net approximately $0.8 million related to the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs and expensed an additional $0.3 million to cost of products sold related to severance associated with the shutdown.  The Company does not anticipate recording any further expenses associated with this shutdown in 2008.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2007, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At December 31, 2007, approximately 52.1% of the carrying values of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at December 31, 2007, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $8.8 million.

See the table set forth in item D (Long-term Debt) below and Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B.  Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In 2007, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $15.4 million for the year ended December 31, 2007.  Additionally, the impact of foreign currency changes related to transactions resulted in an increase in foreign exchange losses recorded in selling, general and administrative expense, net of approximately $3.1 million for the year ended December 31, 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short- term obligations at December 31, 2007 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  At December 31, 2007, the Company’s net investment in foreign assets was approximately $150.3 million.  An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $13.7 million reduction in equity as a result of the impact on the cumulative translation adjustment.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2007, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At December 31, 2007, the Company did not have any material outstanding commodity forward contracts.

D.  Long-term Debt

The table that follows sets forth as of December 31, 2007, the Company’s long-term debt obligations (excluding approximately $4.1 million of debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.  Less than approximately 1% of the Company’s total long-term indebtedness is denominated in foreign currencies.  The weighted average interest rates for variable rate debt are based on December 31, 2007 interest rates.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2008	$20.0	$12.4	$32.4	6.1%	6.4%	6.2%
2009	8.0	12.5	20.5	6.2	6.4	6.3
2010	2.4	175.0	177.4	6.8	7.1	7.1
2011	14.8	496.7	511.5	8.8	7.1	7.1
2012	2.1	1.6	3.7	7.1	5.5	6.4
Thereafter	972.4	240.1	1,212.5	9.3	10.4	9.5
Total Long-term Debt at December 31, 2007 (1)	$1,019.7	$938.3	$1,958.0	9.2%	7.9%	8.6%
Fair Market Value of Long-term Debt at December 31, 2007	$803.7	$938.3	$1,742.0

(1)
Includes the Company’s senior unsecured loan facility with an initial principal amount of approximately $205.0 million.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $33.0 million of accrued interest as additional indebtedness relating to the senior unsecured loan facility.  At December 31, 2007, the actual outstanding principal balance on the senior unsecured loan facility was approximately $238.0 million.  The amount recorded as of December 31, 2007, net of unamortized debt discount of approximately $4.1 million, is approximately $233.9 million.   The senior unsecured loan facility matures in 2014 and has an interest rate of approximately 10.4% at December 31, 2007.

Includes the Company’s 10 3/4% Senior Discount Notes due 2014 with an aggregate principal amount at maturity of approximately $403.0 million.  The carrying value of the 10 3/4% Senior Discount Notes was approximately $338.6 million at December 31, 2007, which is being accreted to the principal amount through September 2009.

Includes Nortek’s 9 7/8% Senior Subordinated Notes due 2011 and Nortek’s 8 1/2% Senior Subordinated Notes due 2014 with a total aggregate principal amount of approximately $10.0 million and $625.0 million, respectively.

Includes Nortek’s Senior Secured Credit Facility with a total principal amount of approximately $677.3 million and a variable interest rate of approximately 7.1%.  The Company’s Senior Secured Credit Facility matures at various times through 2011.

See Liquidity and Capital Resources and Note 5 the Notes to the Consolidated Financial Statements included elsewhere herein for further information surrounding the Company’s outstanding debt obligations.

Forward –Looking Statements

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
December 31, 2007

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the members of the Company’s Disclosure and Controls Committee.  The Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits to the SEC, is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The Company’s management has concluded that, as of December 31, 2007, its internal control over financial reporting is effective based on these criteria.  This report is considered “furnished” and not “filed” under the Exchange Act.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(d) or 15d-15(d)) that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

NTK Holdings, Inc. is the sole stockholder of Nortek Holdings, Inc., which is the sole stockholder of Nortek, Inc.  NTK Holdings, Inc. is a wholly-owned subsidiary of Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. (“THL”) and members of the Company’s senior management.  Each member of the management committee of Investors LLC is also a director of NTK Holdings.  For more information, see “Certain Relationships and Related Transactions – Securityholders Agreement”.

The following table sets forth the names of the Company’s directors, their positions, ages and the year each of them became a director of NTK Holdings and Nortek:

Name	Principal Occupation	Age	NTK Holdings Director Since	Nortek Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of the Company	63	2004	1976

Jeffrey C. Bloomberg	Director	60	2005	2005

Joseph M. Cianciolo	Director	68	2005	2003

Anthony J. DiNovi	Director	45	2005	2004

David V. Harkins	Director	67	2005	2004

David B. Hiley	Director	69	2005	2003

Kent R. Weldon	Director	40	2005	2004

Richard L. Bready has served as Chairman of the Board, Chief Executive Officer and President of NTK Holdings since November 2004 and of Nortek since December 1990.  Mr. Bready joined Nortek as Treasurer in 1975 and was elected Director in 1976.  Prior to joining Nortek, Mr. Bready was an independent financial consultant and an audit manager at a major public accounting firm.  Mr. Bready is a director of Gamco Investors, Inc. and Bancorp RI.

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

Anthony J. DiNovi has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. DiNovi is a Co-President and Managing Director of THL.  Prior to joining THL in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc.  Mr. DiNovi currently serves as a director of American Operations Media, Inc., Dunkin Brands, Inc., Michael Foods, Inc., Vertis, Inc. and West Corp.

David V. Harkins has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. Harkins currently serves as Vice Chairman of THL.  Mr. Harkins is currently a director of National Dentex Corporation and Dunkin Brands, Inc.  Mr. Harkins served as interim Chairman of the Board and Chief Executive Officer of Conseco, Inc. from April 28, 2000 until June 28, 2000 without compensation for such service.  On December 17, 2002, Conseco, Inc. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division.

David B. Hiley has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since 2003 and had been a financial consultant for the Company from 1991 to 2005.  From April 1, 1998 through March 1, 2000, Mr. Hiley served as Executive Vice President and Chief Financial Officer of Koger Equity, Inc., a real estate investment trust.  Prior to that, he was head of investment banking at Thomson McKinnon Securities.  Mr. Hiley currently serves as a director of Eagle Bulk Shipping, Inc.

Kent R. Weldon has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. Weldon is a Managing Director of THL.  Mr. Weldon was employed by THL from 1991 until 1993 and has been employed by THL since 1995, when he rejoined the firm.  Prior to joining THL, Mr. Weldon worked in the corporate finance department of Morgan Stanley & Co. Incorporated.  Mr. Weldon currently serves as a director of Cumulus Media Partners, Michael Foods, Inc., Progressive Moulded Products, Ltd., CMP Susquehanna Holdings Corporation and CMP Susquehanna Corporation.

Executive Officers of the Company

The following table sets forth the names of the executive officers of the Company, their positions, and ages:

Name	Age	Position

Richard L. Bready	63	Chairman, President and Chief Executive Officer

Almon C. Hall	61	Vice President and Chief Financial Officer

Kevin W. Donnelly	53	Vice President, General Counsel and Secretary

Edward J. Cooney	60	Vice President and Treasurer

Bryan L. Kelln	42	Senior Vice President and Chief Operating Officer

Messrs. Bready, Hall, Cooney and Donnelly have served in the same or substantially similar executive positions with Nortek for at least the past five years and with NTK Holdings since February 10, 2005.

On June 13, 2005, the Company appointed Bryan L. Kelln to the newly created position of Vice President-Operations and subsequently on December 22, 2006, Mr. Kelln was promoted to the newly created position of Senior Vice President and Chief Operating Officer.  Prior to joining the Company, Mr. Kelln served as President of Jacuzzi, Inc. from July 2004 to May 2005; as Operating Executive of The Jordan Company from 2002 to 2004; as President and CEO of RockShox, Inc. from 2000 to 2002; and as Senior Vice President of General Cable Corporation.  Mr. Kelln currently serves as a director of Sensus Metering Systems, Inc.  See “Executive Compensation – Employment Contracts and Termination of Employment and Change of Control Arrangements – Agreement with Bryan L. Kelln”.

Executive officers are elected annually by the Company’s board of directors and serve until their successors are chosen and qualified.  The Company’s executive officers include only those officers of the Company who perform policy-making functions and have managerial responsibility, for major aspects of the Company’s overall operations.  A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall.  Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

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

Audit Committee

The Company’s audit committee currently is comprised of Messrs. Cianciolo, Bloomberg and Hiley.  Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the Company’s board of directors has determined that Mr. Cianciolo and Mr. Bloomberg are considered “independent” directors within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.  In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 407(d)(5)(ii) of Regulation S-K adopted by the Securities and Exchange Commission.  The audit committee met 9 times in 2007.

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

Compensation Philosophy and Objectives

In general, the Company's executive compensation program is designed to attract, motivate, reward and retain high caliber executives to assist the Company in achieving its strategic and operating objectives, and to compensate them at a level that is commensurate with both corporate and individual performance achievements with the ultimate goal of increasing equityholder value.  The Compensation Committee attempts to design a compensation package that is fair to both the executives and equityholders in relation to corporate performance and contributions to equityholder value, that is competitive in relation to companies of similar size and operations, and that is balanced appropriately between cash and equity-based compensation.  As part of this compensation package, the Compensation Committee includes incentive-based compensation designed to reward the executive for both short and long-term company success.  Short term performance is measured each fiscal year, and is typically rewarded through discretionary cash bonuses.  Long-term performance is targeted through equity awards which have been granted to the named executive officers in the form of Class C units in Investors LLC, which are discussed in detail below, to ensure that the named executive officer’s interests are aligned with the interests of the equityholders of the Company.

Overview of Compensation and Process

The Compensation Committee oversees the executive compensation program and makes the final approval of compensation elements and amounts based upon the recommendations of the Chief Executive Officer.  The Chief Executive Officer makes recommendations relating to compensation elements and levels of the named executive officers (excluding the Chief Executive Officer), in each case subject to the final approval of the Compensation Committee.  In making these recommendations, which are based in part on independent compensation consultants and third party data as described below, the Chief Executive Officer consults with the Company’s Treasurer working together with the Human Resources Department.  The Compensation Committee can exercise its discretion to increase or decrease any recommended payments, adjustments or awards to the named executive officers not otherwise earned under the terms of contractual arrangements described below.

The Company engaged a compensation consultant to review base salary and discretionary bonus levels in comparison with companies of similar size and industry.  The Company has participated in surveys; periodically sought the advice of consultants; received industry data generally available from companies of comparable size and industry; and with respect to long-term equity performance programs, the Company sought the advice of legal and accounting specialists in order to establish the Class C unit vesting program entered into in connection with the THL Transaction.  Such third party information is available to the Compensation Committee.

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

Elements of Compensation

There were four primary components of the compensation package of the named executive officers for 2007.  Those components are base salary; discretionary cash bonuses; equity based awards; and retirement benefits.  In addition, each named executive officer receives health and life insurance benefits.  Also, the Company provides perquisites, some of which are discretionary and others are provided pursuant to the terms of employment agreements between the Company and certain named executive officers entered into in connection with the THL Transaction.  The purpose of such perquisites is to motivate employees; to create goodwill; and to reward employees for achievements that may not be measurable financial objectives.  These perquisites are reflected in the “All Other Compensation” column in the Summary Compensation table below and the related footnotes.

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

Mr. Bready
Pursuant to the terms of his employment agreement entered into with the Company in connection with the THL Transaction, Mr. Bready’s base salary shall not be less than $3,500,000 or such greater amount as determined from time to time at the discretion of the Company’s full board of directors.  Mr. Bready’s base salary for 2007 was $3,500,000.

Mr. Hall and Mr. Donnelly
Pursuant to the terms of their respective employment agreements entered into with the Company in connection with the THL Transaction, Mr. Hall’s and Mr. Donnelly’s base salary shall not be less that $430,000 and $280,000, respectively, subject to adjustments as determined by the Chief Executive Officer each year.  In 2007 the base salaries for Mr. Hall and Mr. Donnelly were: $472,500 and $315,000, respectively.  For 2008, Mr. Hall’s and Mr. Donnelly’s annual base salaries have been increased to $500,000 and $375,000, respectively.

Mr. Cooney
Mr. Cooney’s base salary for 2007 was $283,500.  For 2008, Mr. Cooney’s base salary has been increased to $300,000.

Mr. Kelln
Mr. Kelln’s base salary for 2007 was $420,000.  For 2008, Mr. Kelln’s base salary has been increased to $520,000.

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

Mr. Bready
Pursuant to the terms of his employment agreement entered into with the Company in connection with the THL Transaction, Mr. Bready is not entitled to earn any incentive or bonus compensation during the employment term which expires on December 31, 2009.  The board of directors of the Company, however, may elect to award incentive compensation or cash bonuses to Mr. Bready, from time to time.  Mr. Bready did not receive any incentive compensation or discretionary cash bonuses in 2006 or 2007.

Messrs. Hall, Donnelly, Cooney and Kelln
Messrs. Hall, Donnelly, Cooney and Kelln’s discretionary cash bonus for 2007, as recommended by the Chief Executive Officer and approved by the Compensation Committee, was $500,000 for Mr. Hall; $300,000 for Mr. Donnelly; $250,000 for Mr. Cooney and $350,000 for Mr. Kelln.

Messrs. Hall, Donnelly, Cooney and Kelln’s discretionary cash bonus for 2006, as recommended by the Chief Executive Officer and approved by the Compensation Committee, was $725,000 for Mr. Hall; $400,000 for Mr. Donnelly; $300,000 for Mr. Cooney and $450,000 for Mr. Kelln.

Equity-based Award Plans
The Compensation Committee considers the Class C units, which represent ownership interests of Investors LLC, to be similar to traditional equity-based awards and, consequently an important tool in rewarding and incentivising executive performance which will have a long-term impact on equityholder value.  The majority of the Class C unit grants were made to the named executive officers in connection with the THL Transaction.  However, the Compensation Committee, from time to time, considers the discretionary award of additional Class C units.  For example, Mr. Kelln, who joined the Company subsequent to the THL Transaction, was granted Class C units upon his date of hire.  The Company does not make equity awards every year.  Besides the award of Class C units of Investors LLC under the LLC Agreement discussed in detail below, the Company has no other long-term or equity incentive plans.  For more information on the ownership structure of Investors LLC and the vesting of the Class C units see “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Relation Transactions – Limited Liability Company Agreement of Investors LLC”.

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

For 2007, Messrs. Bready, Hall, Donnelly, Cooney and Kelln each received an employer matching contribution of $6,750.  In addition, for 2007, Messrs. Bready, Hall, Donnelly, Cooney and Kelln each received a profit sharing employer contribution equal to $11,250.

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

Termination Compensation
In order to attract, motivate, and retain executives, the Company believes that certain severance arrangements for the named executive officers are appropriate and necessary.  For Messrs. Bready, Hall and Donnelly their termination compensation has been determined pursuant to the terms of their employment agreements and in the case of Mr. Cooney, the Second Amended and Restated Change in Control Severance Benefit Plan, entered into with the Company in connection with the THL Transaction.  The Company believes that termination benefits and change of control payments are helpful to provide certainty to the named executive officers with respect to their positions with the Company and to ensure that the named executive officers consider corporate transactions which are in the best interest of the equity-holders of the Company without concern over whether the transactions may jeopardize the executive’s own employment.  Also, these benefits help to ensure that Company will have the continued dedication and full attention of those key employees.

For more information on termination compensation payments for the named executive officers, see the disclosure under “Potential Payments upon Termination or Change-in-Control”.

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2007 of those persons who were, at December 31, 2007, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of the Company (who together constitute all of the Company’s executive officers at December 31, 2007), which the Company refers elsewhere in this Form 10-K as its named executive officers.

Name and Principal Position	Year	Salary	Bonus	(1) Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	(2) (3) All Other Compensation	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard L. Bready (4) Chairman, President and Chief Executive Officer	2007 2006	$3,500,000 3,500,000	$ --- ---	$75,843 115,994	$ --- ---	$ --- ---	$66,000 18,000	$363,890 458,233	$4,005,733 4,092,227

Almon C. Hall (4) Vice President and Chief Financial Officer	2007 2006	$472,500 450,000	$500,000 725,000	$13,652 20,881	--- ---	--- ---	$50,000 (1,000)	$64,462 67,487	$1,100,614 1,262,368

Kevin W. Donnelly (4) Vice President, General Counsel and Secretary	2007 2006	$315,000 300,000	$300,000 400,000	$9,102 13,921	--- ---	--- ---	$8,000 (3,000)	$129,749 50,612	$761,851 761,533

Edward J. Cooney Vice President and Treasurer	2007 2006	$283,500 270,000	$250,000 300,000	$6,826 10,440	--- ---	--- ---	--- ---	$40,471 39,560	$580,797 620,000

Bryan L. Kelln (5) Senior Vice President and Chief Operating Officer	2007 2006	$420,000 400,000	$350,000 450,000	$22,132 22,130	--- ---	--- ---	--- ---	$42,308 63,409	$834,440 935,539

(1)
There were no stock or equity awards made to any of the named executive officers in 2006 or 2007.  This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 and 2007 fiscal years for the fair value of the Class C units granted in prior fiscal years in accordance with SFAS No. 123R.  For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)
For Mr. Bready, includes: $274,485 for 2007 and $249,531 for 2006 related to personal use of the Company’s fractional ownership of aircrafts; an amount for 2007 and 2006 related to excess group term life insurance, personal use of automobiles provided by the Company, tax preparation services, reimbursement by the Company for health related costs paid by the executive, and country club dues for personal use; and for 2006, $133,501 related to an executive service award (which includes a gross-up for federal and state income tax purposes) based upon thirty (30) years of service with the Company.

For Mr. Hall, includes an amount for 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by the Company, tax preparation services, reimbursement by the Company for health related costs paid by the executive, and country club dues for personal use.

For Mr. Donnelly, includes an amount for 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by the Company, reimbursement by the Company for health related costs paid by the executive ($27,393 for 2007), and country club dues and assessments for personal use ($65,153 for 2007).

For Mr. Cooney, includes an amount for 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by the Company, and tax preparation services.

For Mr. Kelln, includes: an amount for 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by the Company, and tax preparation services; an amount for 2007 related to receipt of the Company’s products for personal use; and an amount for 2006 related to reimbursement for certain relocation expenses.

(3)
For 2007, includes $6,750 in matching contributions and $11,250 in profit sharing contributions by the Company for Messrs. Bready, Hall, Donnelly, Cooney and Kelln under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan.

For 2006, includes $6,600 in matching contributions and $11,000 in profit sharing contributions by the Company for Messrs. Bready, Hall, Donnelly and Cooney under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan and includes $6,000 in matching contributions and $11,000 in profit sharing contributions by the Company for Mr. Kelln under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan.

(4)
On August 27, 2004, each of Messrs. Bready, Hall and Donnelly entered into amended and restated employment agreements with Nortek and Nortek Holdings.  For more information, see “Employment Contracts and Termination of Employment and Change in Control Agreements – Amended and Restated Employment Agreement of Richard L. Bready” and “Employment Contracts and Termination of Employment and Change in Control Agreements – Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly”.

(5)
On December 22, 2006, the Company appointed Mr. Kelln to the newly created position of Senior Vice President and Chief Operating Officer.  Mr. Kelln was previously Vice President – Operations for the Company.

(6)
For 2007, the gross change in the estimated lump sum value of Mr. Bready’s benefit of $66,000 is the net result of an increase of $108,000 due to passage of time and a decrease of $42,000 due to change in assumptions (mortality, discount rate, and form of benefit payment resulting from a change in the prescribed IRS benefit limits).  The gross change in the estimated lump sum value of Mr. Hall’s benefit of $50,000 is the net result of an increase of $30,000 due to passage of time and an increase of $20,000 due to change in assumptions (mortality and discount rate).  The gross change in the estimated lump sum value of Mr. Donnelly’s benefit of $8,000 is the net result of an increase of $5,000 due to passage of time and an increase of $3,000 due to change in assumptions (mortality and discount rate).

For 2006, the gross change in Mr. Bready's benefit of $18,000 is the net result of an increase of $99,000 due to passage of time and a decrease of $81,000 due to change in discount rate.  The gross change in Mr. Hall's benefit of ($1,000) is the net result of an increase of $27,000 due to passage of time and a decrease of $28,000 due to change in discount rate.  The gross change in Mr. Donnelly's benefit of ($3,000) is the net result of an increase of $4,000 due to passage of time and a decrease of $7,000 due to change in discount rate.

Grants of Plan-Based Awards Table

There were no grants of plan-based awards in 2007.

Outstanding Equity Awards at December 31, 2007 Table

Nortek is a wholly-owned direct subsidiary of Nortek Holdings and Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings.  NTK Holdings is a wholly-owned direct subsidiary of Investors LLC.  The outstanding membership interests of Investors LLC which are entitled to further distributions under the Limited Liability Company Agreement of Investors LLC consist of 473,595.10 voting Class B units and 67,102.53 non-voting Class C units.  The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units.  The relative rights and preferences of the Class B units and Class C units are described in “Certain Relationships and Related Transactions – Limited Liability Company Agreement of Investors LLC”.

The following table provides further information regarding the Company’s named executive officers’ unvested Class C units as of December 31, 2007.  The estimated value as of December 31, 2007 of the Class C-1 and C-2 units below is equal to $767.66 per unit and $520.34 per unit, respectively.

	Stock Awards
Name	Number of C-1 Units (time-vesting) that Have Not Vested (#)	Market Value of C-1 Units (time-vesting) that Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of C-2 Units (performance-vesting) that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of C-2 Units (performance-vesting) that Have Not Vested ($) (1)

Richard L. Bready	---	$	---	15,724.44	$8,182,055

Almon C. Hall	---		---	2,830.68	1,472,916

Kevin W. Donnelly	---		---	1,887.12	981,944

Edward J. Cooney	---		---	1,415.34	736,458

Bryan L. Kelln	250.00		191,915	3,000.00	1,561,020

(1)
Since the Class C-1 and C-2 units are not publicly traded, their closing market price as of December 31, 2007 is not available.  As a result, the Company engaged a third party advisor to assist it in determining the value of the Class C-1 and C-2 units as of December 31, 2007.  This advisor prepared the estimated valuation using the probability weighted expected return method included in certain guidelines published by the American Institute of Certified Public Accountants as the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Incentive Units Issued as Compensation, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final estimated valuations.

Units Vested in the Year Ended December 31, 2007

The following table provides further information regarding Class C units held by the Company’s named executive officers that vested during 2007:

	Class C Unit Awards
Name	Number of Vested C-1 Units (#)	Estimated Value Realized on Vesting ($) (2)

Richard L. Bready	1,965.55	$1,508,874
Almon C. Hall	353.83	271,621
Kevin W. Donnelly	235.89	181,083
Edward J. Cooney	176.92	135,814
Bryan L. Kelln	500.00	383,830

(2)	See sub-note (1) above for a description of the valuation surrounding the Class C-1 unit awards.

Pension Benefits for the Year Ended December 31, 2007

The following table illustrates the benefit information for the Company’s only pension plan, the Nortek, Inc. Retirement Plan:

	Years of	Annual	Estimated	Payments
	Credited	Accrued	Present Value of	During Last
Name	Service	Benefit	Accrued Benefit	Fiscal Year

Richard L. Bready	21	$182,141.28	$1,607,000.00	---
Almon C. Hall	19	60,303.96	487,000.00	---
Kevin W. Donnelly	8	17,342.99	85,000.00	---

Annual benefit accruals under the Nortek, Inc. Retirement Plan ceased effective December 31, 1995.  All plan participants, including those identified above, became 100% vested on that date.  Retirement benefits were calculated using final average earnings and credited service according to the plan’s benefit formula as of the benefit freeze date.

The estimated present value of each participant’s accrued benefit was determined as of December 31, 2007 based on a discount rate of 6.25% and mortality according to the RP-2000 Mortality Table (sex distinct).  These assumptions are consistent with those used for fiscal 2007 disclosure results.  The Nortek, Inc. Retirement Plan does not offer a lump sum payment option for any of the participants identified above.

Reduced early retirement benefits are available to the aforementioned named executive officers upon the attainment of age 55 with at least five (5) years of vesting service.  Accrued benefits are reduced by 1/180th for the first sixty (60) months early retirement age precedes age 65 and 1/360th for each month thereafter in excess of sixty (60) months.

The normal form of payment for single participants is a life annuity.  The normal form of payment for married payments is an actuarially reduced 50% joint & survivor annuity.  Optional forms of payment include actuarially adjusted joint & survivor benefits (50%, 66 2/3%, and 100%) and a ten-year certain and continuous annuity.

The estimated annual 50% joint & survivor annuity payable to each participant identified above at age 65 is detailed below:

Annual Accrued Benefit
Payable at Age 65
Name	50% Joint & Survivor

Richard L. Bready	$160,922
Almon C. Hall	52,163
Kevin W. Donnelly	15,574

These estimated benefits are based on spouse dates of birth.

Potential Payments upon Termination or Change-in-Control

The information below sets forth the potential termination or change in control payments required to be paid to certain of our named executive officers pursuant to existing contracts.

Mr. Bready
Based upon a hypothetical termination date of December 31, 2007, the severance benefits payable to Mr. Bready based upon the terms of his employment contract entered into in connection with the THL Transaction, would be, for a period of two (2) years, as follows: annual base salary of $1,750,000; approximately $3,062 (based upon actual 2007 costs) equal to the annual cost of continued coverage under the same disability, accident and life insurance plans of the Company, approximately $100,000 annually for the cost of office space and administrative support similar to what is currently provided by the Company, approximately $14,429 (based upon actual 2007 costs) equal to the annual cost for continued medical coverage, and approximately $345,890 (based upon actual 2007 costs) equal to the annual cost to continue other specified benefits and perquisites, including personal use of an aircraft and automobiles.  Anytime after the hypothetical termination on December 31, 2007, Mr. Bready may request, and the Company shall pay to Mr. Bready, a lump sum cash payment (up to $1,000,000 prior to any gross-up described below) in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Messrs. Hall and Donnelly
Based upon a hypothetical termination date of December 31, 2007, the severance benefits for Messrs. Hall and Donnelly pursuant to their respective employment contracts entered into in connection with the THL transaction would be, for a period of two (2) years, as follows: annual base salary of $472,500 for Mr. Hall and $315,000 for Mr. Donnelly; annual incentive bonus of $725,000 for Mr. Hall and $450,000 for Mr. Donnelly; approximately $3,062 (based upon actual 2007 costs) for Mr. Hall and $2,776 (based upon actual 2007 costs) for Mr. Donnelly equal to the annual cost of continued coverage under the same or equivalent disability, accident and life insurance plans of the Company.  In addition, Mr. Hall and Mr. Donnelly are entitled to lifetime medical coverage for themselves and their respective spouses and dependants, and reimbursement for their medical related expenses.  Based upon the actual 2007 costs, the medical coverage and related reimbursement have an approximate annual cost of $14,429, each plus approximately $8,778 for Mr. Hall and $27,393 for Mr. Donnelly for reimbursement of health related expenses.  At anytime after the hypothetical termination on December 31, 2007, or in the event of a hypothetical change of control on December 31, 2007 (regardless of a subsequent termination), Messrs. Hall and Donnelly may request, and the Company shall pay to Messrs. Hall and Donnelly, a lump sum cash payment (up to $1,000,000 prior to any gross-up described below) in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, but in any event not less than $650,000 each, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Mr. Cooney
Based upon a hypothetical change in control occurring on December 31, 2007 and a subsequent termination within twenty-four (24) months of the change of control, the severance benefits for Mr. Cooney pursuant to the Second Amended and Restated Change in Control Severance Benefit Plan would be, for a period of two (2) years: annual base salary of $283,500; annual incentive bonus of $300,000; and approximately $16,990 (based upon the actual 2007 costs) equal to the annual cost of continued medical, disability, accident and life insurance plans of the Company.

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

The amended and restated employment agreement provides that the basic annual salary for Mr. Bready during the employment term will be not less than $3,500,000, subject to increase at the board of directors’ discretion.  Mr. Bready will not be eligible for any cash performance bonus awards for any period subsequent to the closing date of the THL Transaction, unless the board in its sole discretion determines otherwise.  In addition, Mr. Bready is entitled to receive all other benefits, including medical and dental plan participation, generally available to executive personnel.  Mr. Bready also is entitled to two automobiles and reimbursement of associated costs and the use, or reimbursement of the cost, of private aircraft transportation for business travel and up to 50 hours per year of personal travel.  Under the amended and restated employment agreement, Mr. Bready received one-third of the 70,767.07 Class C-1 units and Class C-2 units initially authorized by the Investors LLC.  For more information on the allocation of units initially authorized by Investors LLC, please see “Certain Relationships and Related Transactions – Limited Liability Company Agreement of Investors LLC”.

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

Employment Agreement of Bryan L. Kelln

On May 23, 2005, Nortek entered into an employment agreement with Mr. Bryan L. Kelln.  Under the terms of the agreement, Mr. Kelln served as Vice President-Operations of Nortek prior to his promotion to Senior Vice President and Chief Operating Officer.  The agreement provides that the initial basic annual salary for Mr. Kelln would be $400,000 per year, which is currently $520,000 per year and subject to annual review for increases.  He is also eligible for an incentive bonus with a target level of one hundred percent of his base salary.  In addition, Mr. Kelln is entitled to receive other benefits generally available to executive personnel, including reimbursement of relocation costs, medical and dental plan participation, disability insurance, and a company car.  Mr. Kelln also received 1,500 Class C-1 units and 3,000 Class C-2 units representing membership interests in Investors LLC.  For more information on the allocation of units by Investors LLC, please see “Relationships and Transactions with Related Parties-Limited Liability Company Agreement of Investors LLC”.

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

Compensation of Directors

For their services as directors, the Company’s directors who are not officers, employees or consultants of the Company or its subsidiaries, or of THL, receive directors’ fees from the Company.  The fees payable to those directors are a $50,000 annual retainer, payable quarterly in advance, a $1,500 per meeting ($1,000 if director participates by telephone) fee and a $1,000 per committee meeting ($750 if director participates by telephone) fee.

The following table provides a summary of compensation paid for the year ended December 31, 2007 to the Company’s Board of Directors.  The table shows amounts earned by such persons for services rendered to the Company in all capacities in which they served:

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jeffrey C. Bloomberg	$63,750	---	---	---	---	$	---	$63,750

Joseph M. Cianciolo	63,750	---	---	---	---		---	63,750

Anthony J. DiNovi	---	---	---	---	---		---	---

David V. Harkins	---	---	---	---	---		---	---

David B. Hiley (1)	64,750	---	---	---	---		11,289	76,039

Kent R. Weldon	---	---	---	---	---		---	---

(1)	In 2007 for Mr. Hiley, includes amounts related to personal use of company car.

Report of the Compensation Committee for Fiscal Year 2007

The Compensation Committee of the Board of Directors of the Company oversees the Company’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion & Analysis set forth in this annual report on Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, which will be filed with the Securities and Exchange Commission.

Compensation Committee
Richard L. Bready
Anthony J. DiNovi

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Nortek is a wholly-owned direct subsidiary of Nortek Holdings.  Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings, Inc.  NTK Holdings, Inc. is a wholly-owned direct subsidiary of Investors LLC.  The following table sets forth information regarding the beneficial ownership, as of March 15, 2008, of outstanding membership interests or units, of Investors LLC by: (i) each person or group known to the Company to own more than five percent of the Class B units of Investors LLC, (ii) each member of the management committee of Investors LLC (the composition of which is identical to the board of directors of the Company and the board of directors of Nortek Holdings) and each of the Company’s named executive officers and (iii) all members of the Investors LLC management committee and our executive officers as a group.

The outstanding membership interests of Investors LLC which are entitled to further distribution under the Limited Liability Company Agreement of Investors LLC consist of 473,595.10 voting Class B units and 67,102.53 non-voting Class C units.  The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units.  The relative rights and preferences of the Class A units, Class B units and Class C units are described in “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.  A Securityholders Agreement governs the exercise of voting rights with respect to the Class B units of Investors LLC as described in “Certain Relationships and Related Transactions - Securityholders Agreement”.  Unless otherwise noted, to the Company’s knowledge, each of the persons listed below has sole voting and investment power as to the units shown.  Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

			Number of	Percentage
	Number of	Percentage of	Class C	of Class C
Name and Address	Class B Units	Class B Units	Units (1)	Units (2)

Principal Security Holders:
Thomas H. Lee Partners L.P. and affiliates (3)	360,800.02	76.18%	---	---
Management Committee Members and Named Executive Officers
Jeffrey C. Bloomberg ^	538.58	*	---	---
Richard L. Bready ^ +	78,150.21	16.50%	23,586.66	35.15%
Joseph M. Cianciolo ^	359.05	*	530.75	*
Edward J. Cooney +	1,527.84	*	2,123.01	3.16%
Anthony J. DiNovi (3) ^	---	---	---	---
Kevin W. Donnelly +	3,697.42	*	2,830.68	4.22%
Almon C. Hall +	6,031.21	1.27%	4,246.02	6.33%
David V. Harkins (3) ^	---	---	---	---
David B. Hiley ^	988.01	*	1,061.51	1.58%
Bryan L. Kelln +	---	---	4,500.00	6.71%
Kent R. Weldon (3) ^	---	---	---	---
All management committee members and executive officers as a group (11 persons)	91,292.32	19.28%	38,878.63	57.94%

*           Less than 1%

^           Director

+           Named executive officer

(1)
Includes the total amount of Class C-1 units that will be vested within sixty (60) days after March 15, 2008 for each of the named individuals for the following amounts: Mr. Bready, 7,862.22; Mr. Cianciolo, 176.92; Mr. Cooney, 707.67; Mr. Donnelly, 943.56; Mr. Hall, 1,415.34; Mr. Hiley, 353.84; and Mr. Kelln 1,375.00.  Includes Class C-1 units that have not vested and will not vest within sixty (60) days after March 15, 2008 for Mr. Kelln 125.00.  Includes Class C-2 units that have not vested for each of the named individuals for the following amounts: Mr. Bready, 15,724.44; Mr. Cianciolo, 353.83; Mr. Cooney, 1,415.34; Mr. Donnelly, 1,887.12; Mr. Hall, 2,830.68; Mr. Hiley, 707.67; and Mr. Kelln 3,000.00.  There are currently no outstanding vested Class C-2 units.  See “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

(2)	Includes both vested and unvested Class C-1 units and Class C-2 units.

(3)
Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Great-West Investors L.P., Putnam Investments Employees’ Securities Company I, LLC, Putnam Investments Employees’ Securities Company II, LLC, 1997 Thomas H. Lee Nominee Trust, and Thomas H. Lee Investors Limited Partnership.  Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company.  Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of THL, a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC.  Thomas H. Lee Investors Limited Partnership is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation.  The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a managing director of THL has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. David V. Harkins, Anthony J. DiNovi and Kent R. Weldon are managing directors of THL.  Each of Messrs. Harkins, DiNovi and Weldon may be deemed to beneficially own member units of Investors LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P. and Thomas H. Lee Investors Limited Partnership.  Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein.  The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, David V. Harkins and Kent R. Weldon is 100 Federal Street, Boston, MA 02110. Great-West Investors L.P., Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC each disclaims beneficial ownership of any securities other than the securities held directly by such entity.  The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans other than the Class C units which have been or may be granted under the LLC Agreement described below.

Item 13.  Certain Relationships and Related Transactions.

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

Transaction Fee; Management Agreement with Affiliate of THL

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of THL, pursuant to which THL Managers V, LLC has provided certain financial and strategic advisory and consultancy services.  In February 2005, the management agreement was amended to reflect the formation of NTK Holdings.  The agreement provides for the payment by us to THL Managers V, LLC or a designee thereof an annual management fee equal to the greater of:

•	$2,000,000 per annum, or

•	an amount equal to 0.75% of the Company’s consolidated earnings before interest, taxes, depreciation and amortization, before deduction for such fee,

as well as the costs and expenses incurred by THL Managers V, LLC and its affiliates in connection with the provision of future services under the management agreement.  The Company expensed approximately $1,844,629 for the year ended December 31, 2007 related to this management agreement in the consolidated statement of operations included elsewhere herein.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its principal accountant $4,451,000 and $3,564,000 for audit services for the years ended December 31, 2007 and 2006, respectively.  Audit fees for the year ended December 31, 2007 and 2006 include fees for the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed during 2007 and 2006, professional services rendered in connection with the Company’s statutory audits and fees for professional services rendered in connection with the Company’s debt offerings and, in 2006, the Company’s most recent registration statement on Form S-1.  Audit fees for the year ended December 31, 2007 also include fees of $731,380 which represent the final fees billed for the 2006 audit.

Audit-Related Fees

The Company was billed $365,000 and $284,000 for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during the year ended December 31, 2007 and 2006, respectively.  Audit-related fees billed during 2007 and 2006 include fees for the audits of the Company’s employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project.  Audit-related fees billed during 2007 include final fees of $175,000 relating to 2006.

Tax Fees

The Company was billed $354,200 and $259,000 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2007 and 2006, respectively.

All Other Fees

There were no other fees billed by the Company’s principal accountant in 2007 or 2006.

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

Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet as of December 31, 2007 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Stockholder’s Investment for the years ended December 31, 2007, 2006 and 2005

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

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2008.

NTK HOLDINGS, INC.

/s/ Richard L. Bready

Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 15, 2008

/s/ Richard L. Bready	/s/ Joseph M. Cianciolo
Richard L. Bready, Chairman,	Joseph M. Cianciolo
President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Anthony J. DiNovi
Almon C. Hall, Vice President	Anthony J. DiNovi
and Chief Financial Officer	Director

/s/ David V. Harkins
David V. Harkins
Director

/s/ David B. Hiley
David B. Hiley
Director

/s/ Kent R. Weldon
Kent R. Weldon
Director

/s/ Jeffrey C. Bloomberg
Jeffrey C. Bloomberg
Director

Consolidated Statement of Operations

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Net Sales	$2,368.2	$2,218.4	$1,959.2

Costs and Expenses:
Cost of products sold (see Note 12)	1,679.9	1,547.3	1,361.4
Selling, general and administrative expense, net (see Note 12)	475.5	381.7	342.6
Amortization of intangible assets	27.5	24.9	18.3
	2,182.9	1,953.9	1,722.3
Operating earnings	185.3	264.5	236.9
Interest expense	(183.7)	(162.9)	(138.6)
Investment income	2.0	2.2	1.8
Earnings before provision for income taxes	3.6	103.8	100.1
Provision for income taxes	10.6	46.1	43.2
Net (loss) earnings	$(7.0)	$57.7	$56.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
(Dollar amounts in millions)

	December 31,
	2007	2006
Assets
Current Assets:
Unrestricted cash and cash equivalents	$53.4	$57.4
Restricted cash	1.0	1.2
Accounts receivable, less allowances of $12.2 and $9.4	320.0	328.9
Inventories:
Raw materials	91.6	83.1
Work in process	29.9	28.7
Finished goods	187.1	166.8
	308.6	278.6

Prepaid expenses	11.7	13.7
Other current assets	19.8	24.4
Prepaid income taxes	28.9	21.2
Total current assets	743.4	725.4

Property and Equipment, at Cost:
Land	10.4	9.5
Buildings and improvements	110.1	101.9
Machinery and equipment	217.1	177.2
	337.6	288.6
Less accumulated depreciation	99.7	66.1
Total property and equipment, net	237.9	222.5

Other Assets:
Goodwill	1,528.9	1,481.4
Intangible assets, less accumulated amortization of $80.7 and $52.4	156.6	150.4
Deferred debt expense	31.4	41.7
Restricted investments and marketable securities	2.3	3.3
Other assets	10.3	11.2
	1,729.5	1,688.0
Total Assets	$2,710.8	$2,635.9

Liabilities and Stockholder’s Investment
Current Liabilities:
Notes payable and other short-term obligations	$64.0	$23.3
Current maturities of long-term debt	32.4	20.0
Accounts payable	192.7	188.2
Accrued expenses and taxes, net	248.6	283.7
Total current liabilities	537.7	515.2

Other Liabilities:
Deferred income taxes	37.0	35.9
Other	125.6	128.8
	162.6	164.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,921.5	1,883.2

Commitments and Contingencies (see Note 8)

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2007 and 2006	---	---
Additional paid-in capital	21.6	21.3
Retained earnings	29.7	39.9
Accumulated other comprehensive income	37.7	11.6
Total stockholder's investment	89.0	72.8
Total Liabilities and Stockholder's Investment	$2,710.8	$2,635.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Cash Flows from operating activities:
Net (loss) earnings	$(7.0)	$57.7	$56.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	65.1	61.2	45.9
Non-cash interest expense, net	67.3	47.6	29.9
Non-cash stock-based compensation	0.3	0.3	0.3
Gain from curtailment of post-retirement medical benefits	---	(35.9)	---
Compensation reserve adjustment	---	(3.5)	---
Loss (gain) on sale of property and equipment	2.4	1.3	(1.6)
Deferred federal income tax (benefit) provision	(6.0)	26.8	25.3
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	23.7	(19.6)	(37.3)
Inventories	(16.6)	(14.0)	(24.3)
Prepaids and other current assets	(2.0)	13.1	(5.2)
Accounts payable	(8.4)	(0.7)	20.7
Accrued expenses and taxes	(16.5)	18.5	11.7
Long-term deferred compensation	---	(54.0)	(57.7)
Long-term assets, liabilities and other, net	4.0	(4.8)	6.1
Total adjustments to net (loss) earnings	113.3	36.3	13.8
Net cash provided by operating activities	$106.3	$94.0	$70.7

Cash Flows from investing activities:
Capital expenditures	$(36.4)	$(42.3)	$(28.9)
Net cash paid for businesses acquired	(93.5)	(106.2)	(117.2)
Proceeds from the sale of property and equipment	0.5	5.1	10.8
Change in restricted cash and marketable securities	1.2	0.4	(0.2)
Other, net	(1.7)	(3.3)	(2.2)
Net cash used in investing activities	$(129.9)	$(146.3)	$(137.7)

Cash Flows from financing activities:
Increase in borrowings	$121.4	$87.0	$35.1
Payment of borrowings	(97.3)	(78.8)	(43.4)
Payment in connection with the senior unsecured loan facility rollover	(4.5)	---	---
Borrowings under the senior unsecured loan facility	---	200.8	---
Sale of the 10 3/4% Senior Discount Notes	---	---	244.7
Dividends	---	(174.9)	(187.0)
Other, net	---	(1.6)	(0.2)
Net cash provided by financing activities	19.6	32.5	49.2
Net change in unrestricted cash and cash equivalents	(4.0)	(19.8)	(17.8)
Unrestricted cash and cash equivalents at the beginning of the period	57.4	77.2	95.0
Unrestricted cash and cash equivalents at the end of the period	$53.4	$57.4	$77.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2005
(Dollar amounts in millions)

		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$316.9	$(4.1)	$9.1	$ ---
Net earnings	---	56.9	---	56.9
Other comprehensive income (loss):
Currency translation adjustment	---	---	(1.7)	(1.7)
Minimum pension liability, net of tax of $0.1	---	---	0.1	0.1
Comprehensive income				$55.3
Dividends	(187.0)	---	---
Stock-based compensation	0.3	---	---
Balance, December 31, 2005	$130.2	$52.8	$7.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2006
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

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income (Loss)

Balance, December 31, 2006	$21.3	$39.9	$11.6	$ ---
Net loss	---	(7.0)	---	(7.0)
Other comprehensive income:
Currency translation adjustment	---	---	15.4	15.4
Pension liability adjustment, net of tax provision of $3.9 million	---	---	10.7	10.7
Comprehensive income				$19.1
Adoption of FIN 48 (see Note 4)	---	(3.2)	---
Stock-based compensation	0.3	---	---
Balance, December 31, 2007	$21.6	$29.7	$37.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NTK Holdings, Inc. (the “Company” or “NTK Holdings”) is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”).  NTK Holdings became the parent company of Nortek Holdings on February 10, 2005 (see Note 6).

The consolidated financial statements presented herein for the period subsequent to August 27, 2004 and prior to February 10, 2005 reflects the financial position, results of operations and cash flows of Nortek Holdings and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers in connection with the THL Transaction) and the periods subsequent to February 9, 2005 reflect the financial position, results of operations and cash flows of NTK Holdings and all of its wholly-owned subsidiaries (collectively, the “Consolidated Financial Statements”).

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

On May 5, 2006, the Company filed a registration statement on Form S-1 (last amended on September 15, 2006) with the Securities and Exchange Commission (“SEC”) for an initial public offering of shares of its common stock.  The Company withdrew its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.  The Company expensed approximately $2.5 million of costs incurred in connection with the initial public offering, which are included in selling, general and administrative expense, net in the consolidated statement of operations for the year ended December 31, 2006.

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

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations.  At December 31, 2007 approximately $3.3 million of cash and cash equivalents (of which approximately $2.3 million is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements.  At December 31, 2006 approximately $4.5 million of cash and cash equivalents (of which approximately $3.3 million is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements.

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

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2007 or 2006.

Long-Term Debt --
At December 31, 2007 and December 31, 2006, the fair value of long-term indebtedness was approximately $216.0 million lower and $34.4 million lower, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized premium, based on available market quotations (see Note 5).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market.  At December 31, 2007 and 2006, approximately $109.6 million and $110.3 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $7.9 million and $8.5 million higher at December 31, 2007 and 2006, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Intangible Assets

The following table presents a summary of the activity in goodwill for the years ended December 31, 2007 and 2006:

(Amounts in millions)

Balance as of December 31, 2005	$1,381.3
Acquisitions during the year ended
December 31, 2006	49.2
Contingent earnouts related to acquisitions	55.6
Purchase accounting adjustments	(1.7)
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)
Impact of foreign currency translation	1.9
Balance as of December 31, 2006	1,481.4
Acquisitions during the year ended
December 31, 2007	27.0
Contingent earnouts related to acquisitions	32.7
Purchase accounting adjustments	(13.5)
Impact of foreign currency translation	1.3
Balance as of December 31, 2007	$1,528.9

At December 31, 2007, the Company had an approximate carrying value of Goodwill as follows:

(Amounts in millions)
Segment:
Residential Ventilation Products	$798.8
Home Technology Products	415.6
Air Conditioning and Heating Products *	314.5
$1,528.9

*	Primarily relates to Residential HVAC reporting unit.

The Company has classified as goodwill the cost in excess of the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note 2).  Approximately $47.3 million, $62.3 million and $56.1 million of goodwill associated with certain companies acquired during the years ended December 31, 2007, 2006 and 2005, respectively, will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.  See Note 9 for a rollforward of the activity in goodwill by reporting segment for the years ended December 31, 2007, 2006 and 2005.

The $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the year ended December 31, 2006, as noted in the table above, represents a correction to the original 2004 purchase accounting for the 2004 Acquisition with THL resulting in a reduction of goodwill with a corresponding reduction in stockholder’s investment.  The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

The Company accounts for acquired goodwill and intangible assets in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141 (see Note 2).

Under SFAS No. 142, goodwill determined to have an indefinite useful life is not amortized.  Instead these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The Company performed a second test as of December 31, 2007 due to continued weakness in the housing market together with a difficult mortgage industry, resulting in continued decline in new housing activity and consumer spending on industry-wide home remodeling and repair expenditures.

The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units (see Note 9).  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.

Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company believes that its assumptions used to determine the fair value for the respective reporting units are reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The impact of reducing the Company’s fair value estimates by 10% would have no impact on the Company’s goodwill assessment for any of its reporting units, with the exception of the Company’s residential heating, ventilating and air conditioning (“Residential HVAC”) reporting unit.  Assuming a 10% reduction in the Company’s fair value estimates, the carrying value of Residential HVAC may exceed fair value, which could require the Company to perform additional testing under SFAS No. 142 to determine if there was a goodwill impairment for Residential HVAC.

In accordance with SFAS No. 144, the Company evaluates the realizability of non indefinite-lived and non-goodwill long-lived assets, which primarily consist of property and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”), on an annual basis, or more frequently when events or business conditions warrant it, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets.

The Company performs the evaluation as of the first day of its fiscal fourth quarter and more frequently if impairment indicators are identified, for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144.  If the sum of the expected non-discounted future cash flows is less than the carrying amount of the SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”).  The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.

The Company’s businesses are experiencing a difficult market environment, due primarily to weak residential new construction, remodeling and residential air conditioning markets and increased commodity costs, and expect these trends to continue into 2008.  The Company has evaluated the carrying value of reporting unit goodwill and long-lived assets and has determined, despite the current difficult market environment, that no impairment existed at the time these financial statements were completed.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements.  Patents, trademarks and non-compete agreements are amortized on a straight-line basis, while customer relationships are amortized on an accelerated basis based upon the estimated consumption of the economic benefits of the customer relationship.  Amortization of intangible assets charged to operations amounted to approximately $27.5 million, $24.9 million and $18.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The table that follows presents the major components of intangible assets as of December 31, 2007 and 2006:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Intangible	Remaining
	Amount	Amortization	Assets	Useful Lives
	(Amounts in millions except for useful lives)

December 31, 2007:
Trademarks	$100.2	$(18.8)	$81.4	12.9
Patents	34.9	(6.9)	28.0	11.0
Customer relationships	74.9	(42.3)	32.6	3.6
Others	27.3	(12.7)	14.6	3.4
	$237.3	$(80.7)	$156.6	6.4

December 31, 2006:
Trademarks	$85.4	$(12.0)	$73.4	13.6
Patents	31.5	(4.0)	27.5	13.5
Customer relationships	58.0	(28.6)	29.4	2.8
Others	27.9	(7.8)	20.1	3.2
	$202.8	$(52.4)	$150.4	5.8

As of December 31, 2007, the estimated future intangible asset amortization expense aggregates approximately $156.6 million as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in millions)
(Unaudited)

2008	$25.9
2009	21.9
2010	17.4
2011	13.6
2012	10.9
2013 and thereafter	66.9

Pensions and Post Retirement Health Benefits

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end.  The Company was required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006.  The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008.

Prior to December 31, 2006, the Company accounted for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”), respectively.

The accounting for pensions requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate.  Such estimates require a significant amount of judgment (see Note 7 for a discussion of these judgments).

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company (see Note 8).

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, (“FIN 48”).  FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.  The Company adopted FIN 48 on January 1, 2007 (see Note 4).

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet.  As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year.  In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future.  SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 4).

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

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.3 million for each of the three years in the period ended December 31, 2007, respectively, in accordance with SFAS No. 123R and SFAS No. 123.

At December 31, 2007, certain employees and consultants held approximately 23,383 C-1 units and approximately 44,306 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 22,613 and 16,720 were vested at December 31, 2007 and 2006, respectively.  The total fair value of the C-1 units is approximately $1.1 million and approximately $0.1 million remains to be amortized at December 31, 2007.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At December 31, 2007 and 2006, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 8).

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.4%, 2.0% and 1.9% of the Company’s consolidated net sales in 2007, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale, SFAS No. 87 minimum pension liability adjustments and SFAS No. 158 pension liability adjustments, net of tax attributes.  The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholder’s investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

		SFAS No. 87		Total
		Minimum	SFAS No. 158	Accumulated
	Foreign	Pension	Post-Retirement	Other
	Currency	Liability	Liability	Comprehensive
	Translation	Adjustment	Adjustment	Income (Loss)
	(Amounts in millions)

Balance, December 31, 2004	$9.5	$(0.4)	$ ---	$9.1
Change during the period	(1.7)	0.1	---	(1.6)
Balance, December 31, 2005	7.8	(0.3)	---	7.5
Change during the period	5.1	---	---	5.1
Adoption of SFAS No. 158	---	0.3	(1.3)	(1.0)
Balance, December 31, 2006	12.9	---	(1.3)	11.6
Change during the period	15.4	---	10.7	26.1
Balance, December 31, 2007	$28.3	$ ---	$9.4	$37.7

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the foreign subsidiaries’ local currency as the functional currency.  The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end.  Net sales, costs and expenses are translated using average exchange rates in effect during the year.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholder’s investment in the accompanying consolidated balance sheet.  Transaction gains and losses are recorded in selling, general and administrative expense, net.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to the provision for income taxes for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  The Company will adopt this statement in fiscal year 2009.  Based upon current accounting principles, approximately $13.2 million of the Company’s unrecognized tax benefits as of December 31, 2007, would reduce goodwill if recognized.  This amount is expected to be approximately $10.0 million at the date of adoption. Under the provisions of SFAS No. 141(R), if these amounts are recognized after December 31, 2008, they would be recorded through the Company’s provision for income taxes and reduce the Company’s effective tax rate, rather than through goodwill.  The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” (“FSP No. 157-1”), and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  FSP No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  See SFAS No. 157 discussion below.

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008, including interim periods within the year ending December 31, 2008, except as amended by FSP No. 157-1 and FSP No. 157-2 as previously described.  Earlier adoption is encouraged.  The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008.  While the company does not expect the adoption of SFAS No. 157 to have a material impact on its Consolidated Financial Statements at this time, the Company will monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and non financial assets and non-financial liabilities not disclosed at fair value in the financial statements on at least an annual basis.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

2.  ACQUISITIONS

On September 18, 2007, the Company acquired all the capital stock of Stilpol SP. Zo.O. (“Stilpol”) and certain assets and liabilities of Metaltecnica S.r.l. (“Metaltecnica”) for approximately $7.9 million in cash and the assumption of indebtedness of approximately $4.1 million through its kitchen range hood subsidiaries, based in Italy and Poland (“Best Subsidiaries”).  The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy.  These acquisitions supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.

On August 1, 2007, the Company, through its wholly-owned subsidiary Jensen, Inc., acquired the assets of Solar of Michigan, Inc. (“Triangle”) for approximately $1.7 million of cash.  Triangle is located in Coopersville, MI and manufactures, markets and distributes bath cabinets and related products.

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

On July 23, 2007, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the assets and certain liabilities of Aigis Mechtronics LLC (“Aigis”) for approximately $2.8 million (utilizing approximately $2.2 million of cash and issuing unsecured 6% subordinated notes totaling approximately $0.6 million due July 2011).  Aigis is located in Winston-Salem, NC and manufactures and sells equipment, such as camera housings, into the close-circuit television portion of the global security market.

On June 25, 2007, the Company, through Linear, acquired International Electronics, Inc. (“IEI”) through a cash tender offer to purchase all of the outstanding shares of common stock of IEI at a price of $6.65 per share.  The total purchase price was approximately $13.8 million.  IEI is located in Canton, MA and designs and sells security and access control components and systems for use in residential and light commercial applications.

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

On March 26, 2007, the Company, through its wholly-owned subsidiary, Advanced Bridging Technologies, Inc. (“ABT”), acquired the assets of Personal and Recreational Products, Inc. (“Par Safe”) for future contingent consideration of approximately $4.6 million that was earned in 2007 and will be paid in 2008.  Par Safe designs and sells home safes and solar LED security lawn signs.

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

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration of approximately $16.5 million which was earned in 2007 and will be paid in 2008.  Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers for approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned in 2006 and was paid in April 2007 and approximately $11.6 million that was earned in 2007 and will be paid in 2008.  Additional contingent consideration may be payable in future years.  Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories.  Both Secure Wireless and ABT are located in Carlsbad, CA.

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

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2.4 million.  The majority ownership transaction relating to MSH was finalized with the Chinese authorities in May 2006.  Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.  On June 15, 2007, the Company further increased its ownership in MEG and MSH to seventy-five percent.  Prior to January 25, 2006, the Company did not have a controlling interest and accounted for these investments under the equity method of accounting.

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

Acquisitions contributed approximately $145.4 million, $16.7 million and $7.7 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the year ended December 31, 2007.  With the exception of Stilpol, Metaltecnica, Triangle, Zephyr and Pacific, which are included in the Residential Ventilation Products segment, and Huntair, Cleanpak, MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note 9).

Approximately $55.6 million of contingent consideration was paid during the year ended December 31, 2007 related to the Secure Wireless, Huntair, Cleanpak and OmniMount acquisitions.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $94.7 million, of which approximately $32.7 million was accrued at December 31, 2007 and will be paid in 2008.

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

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s 2007 consolidated operating results.

3.      CASH FLOWS

Interest paid was approximately $120.7 million, $111.2 million and $105.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Net cash paid for acquisitions for the three years in the period ended December 31, 2007 was as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Fair value of assets acquired	$105.7	$234.7	$148.3
Liabilities assumed or created	(67.8)	(133.2)	(31.1)
Net assets of businesses acquired	37.9	101.5	117.2
Payment of contingent consideration	55.6	4.7	---
	$93.5	$106.2	$117.2

Contingent consideration of approximately $32.7 million was earned in 2007 by certain acquired businesses (see Note 2) and will be paid in 2008.  This amount is included in accrued expenses and taxes, net on the accompanying consolidated balance sheet at December 31, 2007 and has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2007.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $4.8 million for the year ended December 31, 2005.  There were no capitalized lease additions in 2007 or 2006.

4.  INCOME TAXES

The following is a summary of the components of earnings (loss) before provision for income taxes:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Domestic	$(30.8)	$80.0	$73.2
Foreign	34.4	23.8	26.9
	$3.6	$103.8	$100.1

The following is a summary of the provision for income taxes included in the accompanying consolidated statement of operations:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Federal income taxes:
Current	$0.3	$0.3	$0.4
Deferred	(6.0)	26.8	25.3
	(5.7)	27.1	25.7
Foreign	14.6	14.5	14.3
State	1.7	4.5	3.2
	$10.6	$46.1	$43.2

Income tax payments, net of refunds, in the years ended December 31, 2007, 2006 and 2005 were approximately $10.9 million, $23.7 million and $15.9 million, respectively.

The table that follows reconciles the federal statutory income tax dollar amount to the actual income tax provision for the years ended December 31, 2007, 2006 and 2005, respectively.

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Income tax provision at the federal statutory rate	$1.3	$36.3	$35.0

Net change from statutory rate:
State income tax provision, net of federal income tax effect	1.1	2.9	2.1
Non-deductible expenses, net	0.9	3.3	1.0
Tax effect resulting from foreign activities and foreign dividends	5.9	2.9	4.9
Interest on uncertain tax positions	1.3	---	---
Other, net	0.1	0.7	0.2
	$10.6	$46.1	$43.2

The table that follows reconciles the federal statutory income tax rate to the actual income tax effective tax rate of approximately 294.5%, 44.4% and 43.2% for the years ended December 31, 2007, 2006 and 2005, respectively.

	For the year ended December 31,
	2007	2006	2005
Effective tax rate%:
Income tax provision at the federal statutory rate	35.0%	35.0%	35.0%

Net change from statutory rate:
State income tax provision, net of federal income tax effect	30.7	2.8	2.1
Non-deductible expenses, net	24.5	3.2	1.0
Tax effect resulting from foreign activities and foreign dividends	165.7	2.8	4.9
Interest on uncertain tax positions	35.2	---	---
Other, net	3.4	0.6	0.2
	294.5%	44.4%	43.2%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
	(Amounts in millions)
Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$3.0	$2.9
Inventories	3.4	(4.3)
Insurance reserves	4.6	8.3
Warranty accruals	8.0	6.2
Net operating loss and tax credits	3.2	2.4
Other reserves and assets, net	6.7	5.7
	$28.9	$21.2
Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(17.6)	$(20.6)
Intangible assets, net	(40.2)	(32.7)
Pension and other benefit accruals	5.2	14.0
Insurance reserves	12.1	7.5
Warranty accruals	6.6	6.0
Capital loss and net loss carry forwards	14.3	13.2
Valuation allowances	(20.0)	(20.5)
Other reserves and assets, net	2.6	(2.8)
	$(37.0)	$(35.9)

The Company has established valuation allowances related to certain reserves that will result in capital losses and foreign net operating loss carry-forwards.  Included in the deferred tax asset valuation allowance of approximately $20.0 at December 31, 2007 are valuation allowances of approximately $13.7 million, which will reduce goodwill in the future, should the tax assets they relate to be realized, as these tax assets existed at the date of the 2004 Acquisition with THL.  The Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $70.0 million as those amounts are considered indefinitely invested.  In addition, the Company has approximately $45.0 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.  The Company has established a valuation allowance related to these losses, which is included in the $20.0 million valuation allowance noted in the above table.

The Company has a federal net operating loss carryforward of approximately $4.0 million, and has an alternative minimum tax credit carryforward of approximately $2.3 million at December 31, 2007.  The federal net operating loss carryforward is subject to limitation of approximately $1.5 million per year under Internal Revenue Code Section 382.

As indicated in Note 1, the Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2007, after the adoption of FIN 48, the Company has provided a liability of approximately $38.2 million for unrecognized tax benefits related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at December 31, 2007 was approximately $36.3 million, of which approximately $9.1 million would impact the effective tax rate.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would adjust deferred tax assets and liabilities of approximately $7.6 million, items that, if recognized prior to January 1, 2009, would result in adjustments to goodwill of approximately $13.2 million (see Note 1 for SFAS No. 141(R) discussion), and the federal benefit of state tax items of approximately $6.4 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Amounts in millions)

Amount established upon adoption of FIN 48	$38.2
Gross increases related to positions taken in 2007	4.3
Gross increases related to positions taken in prior periods	0.2
Decreases related to settlements with taxing authorities	(1.2)
Decreases due to lapse of statutes of limitation related to state tax items	(5.2)
Balance at December 31, 2007	$36.3

As of December 31, 2007, the Company has approximately $4.0 million in unrecognized benefits relating to various state income tax issues, for which the statute of limitation is expected to expire late in 2008.  Of this amount, approximately $3.0 million will reduce goodwill if recognized.  The decreases in the unrecognized tax benefits due to the lapse in the statute of limitations resulted in a net reduction to goodwill of approximately $3.8 million at December 31, 2007.

The Company is currently under audit by the Internal Revenue Service for the tax periods from January 1, 2004 to August, 2004 and from August 2004 to December 31, 2004 and for the year ended December 31, 2005.  The Company and its subsidiaries federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2003 through the present year.

As of January 1, 2007, the Company has accrued approximately $4.7 million of interest related to uncertain tax positions.  As of December 31, 2007, the total amount of accrued interest related to uncertain tax positions is approximately $6.1 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

5.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
	(Amounts in millions)

Secured lines of credit and bank advances of the Company’s:
Foreign subsidiaries	$29.0	$13.3
Revolving portion of senior secured credit facility	35.0	10.0
	$64.0	$23.3

Short-term bank obligations of the Company’s foreign subsidiaries are secured by accounts receivable and buildings of the Company’s foreign subsidiaries with an aggregate net book value of approximately $29.0 million and have a weighted average interest rate of approximately 5.23% at December 31, 2007.

As part of the Nortek senior secured credit facility, Nortek has a $200.0 million revolving credit facility that matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility.

At December 31, 2007, Nortek had approximately $35.0 million outstanding (with an interest rate of approximately 7.45%) and approximately $133.4 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.6 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general corporate purposes, including borrowings to fund working capital requirements.  Under the Canadian revolving portion of its senior secured credit facility, Nortek had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.8 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2007 and 2006, consist of the following:

	December 31,
	2007	2006
	(Amounts in millions)

NTK Holdings 10 3/4% Senior Discount Notes due 2014 (the “10 3/4% Senior Discount Notes”), net of unamortized discount of approximately $64.4 million and $98.1 million at December 31, 2007 and 2006, respectively	$338.6	$304.9
NTK Holdings senior unsecured loan facility, including approximately $33.0 million and $11.0 million at December 31, 2007 and 2006, respectively, of debt accretion related to the PIK option *	233.9	216.0
Nortek 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), including unamortized premium	10.0	10.0
Nortek 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0	625.0
Nortek Senior Secured Credit Facility	677.3	684.3
Mortgage notes payable	4.7	3.9
Other	64.4	59.1
	1,953.9	1,903.2
Less amounts included in current liabilities	32.4	20.0
	$1,921.5	$1,883.2

*	Also net of approximately $4.1 million of unamortized debt discount at December 31, 2007.

On May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter of 2007 related primarily to the decrease in the fair value of the Option.  The debt discount is being amortized as non-cash interest expense using the interest method through March 1, 2014.

The senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At December 31, 2007, the senior unsecured loan facility had an actual interest rate of approximately 10.4%.  The Company is accruing at an effective interest rate of approximately 10.94%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $22.0 million and $11.0 million of accrued interest for the year ended December 31, 2007 and the period from May 10, 2006 to December 31, 2006, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At December 31, 2007 and 2006, the actual outstanding principal balance on the senior unsecured loan facility was approximately $238.0 million and $216.0 million, respectively. The amount recorded as of December 31, 2007, net of unamortized debt discount of approximately $4.1 million, is approximately $233.9 million.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2007, Nortek’s long-term borrowings under the senior secured credit facility had a variable interest rate of approximately 7.1% and mature at various times through 2011.  The obligations under the senior secured credit facility are guaranteed by Nortek Holdings and by all of Nortek’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of Nortek’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by the Company or a guarantor subsidiary.

Nortek's senior secured credit facility contains two financial maintenance covenants, which become more restrictive over time, and the Company cannot assure that these covenants will always be met particularly given the further deterioration of the new residential construction and repair and remodeling industries, plus the instability in the overall credit markets.  These two covenants require that Nortek maintain at the end of each quarter, calculated based on the last twelve months, a Leverage Ratio and an Interest Coverage Ratio, each as defined.  The Leverage Ratio must not exceed a defined ratio amount and the Interest Coverage Ratio must not be less than a defined ratio amount.  The Leverage Ratio is calculated by dividing Nortek's total indebtedness, net of cash, (as defined) by EBITDA (as defined) and the Interest Coverage Ratio is calculated by dividing EBITDA (as defined) by interest expense, net (as defined).  At December 31, 2007 Nortek was required to maintain a Leverage Ratio not greater than 5.85:1 and an Interest Coverage Ratio of not less than 2.10:1.  At December 31, 2007 Nortek was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants.  At December 31, 2007, Nortek’s Leverage Ratio was 5.37:1 and its Interest Coverage Ratio was 2.32:1.  The Leverage Ratio requirement of 5.85:1 at December 31, 2007 tightens to 5.60:1 at the end of the second quarter of 2008 and further tightens to 5.25:1 at December 31, 2008, while the Interest Coverage Ratio requirement of 2.10:1 at December 31, 2007 tightens to 2.20:1 at the end of the first quarter of 2008 through December 31, 2008.  Should Nortek not satisfy either of these covenants, Nortek's senior secured credit facility allows a cure, whereby a subsequent cash equity investment equal to the EBITDA shortfall, will be treated as EBITDA for purposes of the compliance calculations in the current and future periods.  The senior secured credit facility allows for such a cure to occur twice within a consecutive twelve-month period.  The Company expects that Nortek’s financial statements for the first quarter of 2008, which will be filed with its quarterly report on Form 10-Q on or about May 15, 2008, will indicate that its EBITDA for such quarter (as calculated in accordance with the senior secured credit facility) will be below the level necessary to be in compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of such quarter.  Any such shortfall is not expected to be significant and Nortek plans to utilize the equity cure right under its senior secured credit facility to avoid any default otherwise arising out of such shortfall.  The Company expects that Nortek may also encounter events of non-compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of the second quarter of 2008 and anticipates that Nortek may seek to use the equity cure right again to remedy any such non-compliance.  Based upon the Company’s current forecast regarding Nortek’s operating results for the balance of 2008 following the second quarter, the Company does not anticipate further events of non-compliance with the Interest Coverage Ratio and Leverage Ratio covenants as of the end of the third and fourth quarters of 2008.  To the extent Nortek experiences events of non-compliance with such covenants, which are not resolved through the use of the equity cure feature or other alternatives, Nortek would need to seek waivers or amendments from the lenders under its senior secured credit facility or refinance such facility.  Should an event of non-compliance occur, Nortek will not be permitted to borrow under its credit facility until such time that a cure happens.  If these events of non-compliance were to occur, and were not cured, an event of default would exist under Nortek's senior secured credit facility and would allow the lenders to accelerate the payment of indebtedness outstanding.  In addition, an event of default under the credit facility would result in a cross default under substantially all of the Company’s other senior and senior subordinated indebtedness.  In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, Nortek may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms.  In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on the future cash flows of the Company.  Based upon the application of equity cures, other potential equity investments and Nortek’s forecast of its financial results for 2008, the Company has determined that it is probable that Nortek will be in compliance with the terms of its senior secured credit facility through December 31, 2008 and as a result the Company has classified Nortek’s long-term indebtedness as a long-term liability in its consolidated balance sheet at December 31, 2007.

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

Such restrictions if imposed, would affect the Company’s ability to grow in accordance with its plans.

Mortgage notes payable of approximately $4.7 million outstanding at December 31, 2007 includes various mortgage notes and other related indebtedness payable in installments through 2019.  These notes bear interest at rates ranging from approximately 4.6% to 8.0% and are collateralized by property and equipment with an aggregate net book value of approximately $8.1 million at December 31, 2007.

Other obligations of approximately $64.4 million outstanding at December 31, 2007 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 2.9% to 14.0% and maturing at various dates through 2018.  Approximately $20.3 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $23.5 million at December 31, 2007.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at December 31, 2007.

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

At December 31, 2007, the Company had approximately $64.4 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.  Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s senior secured credit facility.  The amount available for such payments under Nortek’s senior secured credit facility was approximately $172.2 million at December 31, 2007.

At December 31, 2007, the maturities for the Company’s notes, mortgage notes and obligations payable, excluding unamortized debt discount of approximately $4.1 million, were:

Year Ended	Debt Obligation
December 31,	Maturities
(Amounts in millions)

2008	$32.4
2009	20.5
2010	177.4
2011	511.5
2012	3.7
Thereafter	1,212.5

In March 2008, Moody’s downgraded the debt ratings for Nortek and its Parent Company, NTK Holdings, from “B2” to “B3” and issued a negative outlook.  Moody’s rating downgrade reflects the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2008 financial performance.  The negative ratings outlook reflects Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract meaningfully in 2008 and possibly in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough so as to offset pressure on the Company’s sales.  Also in March 2008, Standard and Poors affirmed the Company’s “B” corporate rating with a negative outlook.

6.  COMMON STOCK, DEFERRED COMPENSATION AND DIVIDENDS

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

NTK Holdings was formed to hold the capital stock of Nortek Holdings.  Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of THL-Nortek Investors, LLC (“Investors LLC”).  On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings.  As of April 11, 2008, there were 3,000 shares of common stock of the Company authorized and outstanding, all of which are owned by Investors LLC.

On May 5, 2006, the Company filed a registration statement on Form S-1 (last amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock.  The Company withdrew its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions.  The Company expensed approximately $2.5 million of costs incurred in connection with the initial public offering, which are included in selling, general and administrative expense, net in the consolidated statement of operations for the year ended December 31, 2006.

On May 10, 2006 and February 18, 2005, NTK Holdings paid dividends of approximately $174.9 million and $187.0 million, respectively, to Investors LLC.  Additionally, on these same dates, Nortek Holdings made distributions of approximately $54.0 million and $57.7 million, respectively, to participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) in accordance with the terms of that plan.  As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions.

7.	PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post retirement health benefit expense charged to operations aggregated approximately $8.3 million, $8.5 million (excluding a curtailment gain of $35.9 million on the termination of benefits to certain employees of NuTone under a post retirement medical and life insurance plan) and $12.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease in the pension, profit sharing and other post retirement health benefit expense for December 31, 2007 as compared to December 31, 2006 is primarily due to a change in the discount rate from 5.25% to 5.75%, a reduction in the service cost component of net periodic benefit costs including the freezing of benefit accruals due to a plant shutdown and lower expense assumptions for the Companies defined benefit pension plans.  These decreases were partially offset by the full recognition of approximately $19.5 million of prior service costs in connection with the curtailment gain of approximately $35.9 million in 2006.  The decrease in pension, profit sharing and other post retirement health benefit expense at December 31, 2006 as compared to December 31, 2005 is primarily due to a reduction in the service cost component of net periodic benefit costs and the termination of benefits under a post-retirement medical and life insurance plan.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  In 2008, the Company expects to contribute approximately $3.6 million (unaudited) to its defined benefit pension plans.

For the year ended December 31, 2007 and 2006, the Company used a September 30 measurement date for its plans.  The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of plans in the accompanying consolidated balance sheet at December 31, 2007 and 2006:

	Pension Benefits
	For the Years Ended December 31,
	2007	2006
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at October 1,	$177.3	$175.2
Service cost	0.5	1.0
Interest cost	9.6	9.0
Loss due to foreign exchange	0.6	4.8
Actuarial (gain) loss excluding assumption changes	(4.7)	2.6
Actuarial gain due to assumption changes	(5.3)	(4.3)
Benefits and expenses paid	(11.2)	(11.0)
Benefit obligation at September 30,	$166.8	$177.3

Change in plan assets:
Fair value of plan assets at October 1,	$132.3	$119.7
Actual return on plan assets	14.9	8.5
Gain due to foreign exchange	0.4	3.3
Employer contribution	9.6	11.8
Benefits and expenses paid	(11.2)	(11.0)
Fair value of plan assets at September 30,	$146.0	$132.3

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$146.0	$132.3
Benefit obligation at September 30,	166.8	177.3
Funded status at September 30,	(20.8)	(45.0)
Amount contributed during fourth quarter	0.3	1.2
Funded status at December 31,	$(20.5)	$(43.8)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s defined benefit plans at December 31, 2007 and 2006:

	Pension Benefits
	December 31,
	2007	2006
	(Amounts in millions)

Current liabilities	$0.6	$0.6
Non-current liabilities	19.9	43.2
	$20.5	$43.8

The following amounts were recognized in accumulated other comprehensive income in the accompanying consolidated balance sheet at December 31, 2007 and 2006:

	Pension Benefits
	December 31,
	2007	2006
	(Amounts in millions)

Actuarial gain (loss), net of tax provision of approximately $5.4 million and $1.5 million at December 31, 2007 and 2006, respectively	$9.0	$(1.8)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $166.8 million, $165.1 million and $146.0 million, respectively as of December 31, 2007 and were approximately $177.3 million, $170.2 million and $132.3 million, respectively, as of December 31, 2006.

At December 31, 2007, the expected future benefit payments for the Company’s defined benefit plans were as follows:

Year Ended	Defined Benefit
December 31,	Plan Payments
(Amounts in millions)

2008	$11.2
2009	11.2
2010	11.2
2011	11.3
2012	11.5
2013-2017	58.5

Plan assets primarily consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds.  At December 31, 2007 and 2006, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $2.1 million and $1.9 million, respectively, which have been contributed to trusts.  These assets are not included in the amount of fair value of plan assets at December 31, 2007 and 2006 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans.

The assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

For the year ended December 31,
	2007	2006	2005

Discount rate for projected benefit obligation	5.80% - 6.25%	5.00% - 5.75%	5.00% - 5.25%
Discount rate for pension costs	5.00% - 5.75%	5.00% - 5.25%	5.25% - 5.75%
Expected long-term average return on plan assets	7.00% - 7.75%	7.00% - 7.75%	7.00% - 7.75%
Rate of compensation increase	3.75% - 5.00%	3.75% - 5.00%	3.75% - 5.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

The Company’s net periodic benefit cost for its defined benefit plans for the three years ended December 31, 2007 consist of the following components:

	For the year ended December 31,
	2007	2006	2005
	(Amounts in millions)
Service cost	$0.5	$1.0	$1.4
Interest cost	9.6	9.0	8.9
Expected return on plan assets	(10.0)	(9.1)	(8.5)
Net periodic benefit cost	$0.1	$0.9	$1.8

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses.  These amounts will be recognized in future periods as components of net periodic pension cost.  The estimated net gain for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Other changes in assets and obligations recognized in other comprehensive income for the year ended December 31, 2007 consists of net gains of approximately $10.8 million, net of tax provision of approximately $4.0 million.

The Company used a September 30 measurement date for its plans.  The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2007	2006
Cash and cash equivalents	3.7%	6.4%
Equity securities	69.6	56.1
Fixed income securities	26.5	37.3
Other	0.2	0.2
	100.0%	100.0%

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

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2008, the target allocation is 56.5% for equity securities, 42.0% for fixed income securities and 1.5% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2007 and 2006:

	Non-Pension Post
	Retirement Health Benefits
	For the Years Ended December 31,
	2007		2006
	(Amounts in millions)

Change in benefit obligation:
Benefit obligation at October 1,		$6.2		$26.0
Service cost		---		0.1
Interest cost		0.3		0.7
Amendments		---		(20.3)
Actuarial gain excluding assumption changes		(0.1)		(0.1)
Benefits and expenses paid		(0.1)		(0.2)
Benefit obligation at September 30,		$6.3		$6.2

Change in plan assets:
Fair value of plan assets at October 1,	$	---	$	---
Employer contribution		0.1		0.2
Benefits and expenses paid		(0.1)		(0.2)
Fair value of plan assets at September 30,	$	---	$	---

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$	---	$	---
Benefit obligation at September 30,		6.3		6.2
Funded status at September 30,		(6.3)		(6.2)
Unrecognized actuarial loss		---		---
Amount contributed during fourth quarter		---		---
Accrued post-retirement benefit cost at December 31,		$(6.3)		$(6.2)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s post retirement health benefit plans at December 31, 2007 and 2006:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2007	2006
	(Amounts in millions)

Current liabilities	$0.3	$0.4
Non-current liabilities	6.0	5.8
	$6.3	$6.2

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 31, 2007 and 2006:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2007	2006
	(Amounts in millions)

Actuarial loss, net of tax benefit of approximately $0.1 million and $0.2 million, respectively	$(0.2)	$(0.2)
Prior service cost, net of tax provision of approximately $0.4 million and $0.5 million, respectively	0.6	0.7
	$0.4	$0.5

During 2005, the Company notified certain retirees that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005.  Such retirees were offered medical benefits through other means at their expense.  This resulted in a negative plan amendment in 2005 to the NuTone, Inc. (“NuTone”) post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22.2 million which was being amortized (until July 2006 – see below) into income by the Company over a six year period.

In the second quarter of 2006 in connection with union negotiations with certain employees of the Company’s NuTone, Inc. Cincinnati, OH facility, the Company presented its final proposal to the union bargaining committee.  This final proposal did not provide the NuTone union members with post-retirement medical and life insurance benefits.  This final offer subsequently became implemented and the Company recorded a curtailment gain of approximately $35.9 million ($22.3 million, net of tax) in the second quarter of 2006.  These curtailment gains are included in selling, general and administrative expense, net on the accompanying consolidated statement of operations in 2006.

At December 31, 2007, the expected post retirement health benefit payments for the Company were as follows:

Post Retirement
Year Ended	Health Benefit
December 31,	Payments
(Amounts in millions)

2008	$0.3
2009	0.3
2010	4.0
2011	0.3
2012	0.3
2013-2017	1.2

The Company’s net periodic benefit cost for its post retirement health benefit plans for the three years ended December 31, 2007 consists of the following components:

	For the year ended December 31,
	2007		2006	2005
	(Amounts in millions)
Service cost	$	---	$0.1	$0.4
Interest cost		0.3	0.7	2.1
Amortization of prior service cost		(0.2)	(1.5)	(1.4)
Recognized actuarial loss		---	---	0.1
Curtailment gain		---	(35.9)	---
Net periodic post-retirement health benefit cost (income)		$0.1	$(36.6)	$1.2

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses.  These amounts will be recognized in future periods as components of net periodic pension cost.  The estimated net prior service credit for the post retirement medical plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Other changes in assets and obligations recognized in other comprehensive income for the year ended December 31, 2007 consists of amortization of prior service cost credit of $0.1 million, net of tax provision of approximately $0.1 million.

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 9.0% and 10.0% was assumed for 2007 and 2006, respectively.  For both 2007 and 2006, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013.

A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2007.

8.  COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2007, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  At December 31, 2007, future minimum rental obligations aggregated approximately $88.9 million and are payable as follows:

Year Ended	Future Minimum
December 31,	Rental Obligations
(Amounts in millions)

2008	$20.8
2009	16.7
2010	13.1
2011	10.9
2012	9.6
Thereafter	17.8

Certain of these lease agreements provide for increased payments based on changes in the consumer price index.  Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $31.0 million, $26.5 million and $21.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

At December 31, 2007, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $19.4 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at December 31, 2007 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.1 million and $12.0 million at December 31, 2007 and 2006, respectively.  Approximately $5.0 million of short-term liabilities and approximately $6.1 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2007 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $54.5 million of recorded insurance liabilities at December 31, 2007 relate to product liability accruals of approximately $32.7 million.

Changes in the Company’s combined short-term and long-term product liability accruals (see Note 10) during the year ended December 31, 2007 and 2006 are as follows:

	For the year ended December 31,
	2007	2006
	(Amounts in millions)

Balance, beginning of the period	$26.8	$18.1
Provision during the period	12.4	14.2
Payments made during the period	(5.7)	(6.5)
Other adjustments	(0.8)	1.0
Balance, end of the period	$32.7	$26.8

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty and reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 10) during the years ended December 31, 2007 and 2006 are as follows:

	For the year ended December 31,
	2007	2006
	(Amounts in millions)

Balance, beginning of period	$41.2	$34.8
Warranties provided during period	30.7	27.4
Settlements made during period	(26.7)	(22.6)
Changes in liability estimate, including expirations and acquisitions	2.1	1.6
Balance, end of period	$47.3	$41.2

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

In 2007, certain sole source suppliers of various fabricated material components and sub-assemblies to the Company’s Best Subsidiaries experienced financial difficulties and subsequently filed for settlement with creditors to prevent bankruptcy. The Company secured alternative sources for all but two of these suppliers and negotiated the purchase of the two remaining businesses, Stilpol and Metaltecnica, from the trustee appointed by the local court in the settlement procedures. As discussed in Note 2, the closing of these two acquisitions occurred on September 18, 2007 for approximately $7.9 million in cash and the assumption of indebtedness of approximately $4.1 million. The Company’s Best subsidiaries borrowed the cash portion of the purchase price from banks in Italy. The Company has not experienced any significant disruption in the manufacture of its products or shipments to its customers as a result of these supplier difficulties and believes it can successfully integrate these acquired businesses into its existing operations.

The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that these suppliers would be unable to repay the advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  In the fourth quarter of 2007, the Company revised its estimate of the losses related to these suppliers and recorded a favorable adjustment to selling, general and administrative expense, net of approximately $6.7 million.  Additionally, the Company has incurred approximately $2.1 million of legal and other professional fees and expenses in connection with these matters in the year ended December 31, 2007.

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

9.   SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

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

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables.  The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.  Accounts receivable from customers related to foreign operations increased approximately 11.5% to $110.2 million at December 31, 2007 from December 31, 2006, of which approximately $10.2 million related to the effect of changes in foreign currency exchange rates.  These risks are not significantly dissimilar among the Company’s three reporting segments.

Net sales and operating earnings for the Company’s segments and pre-tax earnings for the Company are presented in the table that follows for the three years ended December 31, 2007:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Net sales:
Residential ventilation products	$828.8	$821.0	$794.7
Home technology products	570.2	484.5	354.8
Air conditioning and heating products	969.2	912.9	809.7
Consolidated net sales	$2,368.2	$2,218.4	$1,959.2
Operating earnings (loss):
Residential ventilation products (1)	$102.9	$139.5	$123.9
Home technology products (2)	76.3	83.9	71.0
Air conditioning and heating products (3)	31.1	64.9	66.3
Subtotal	210.3	288.3	261.2
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)	(0.3)
Foreign exchange gains (losses) on transactions, including intercompany debt	0.4	1.2	(0.9)
Expenses of a terminated IPO	---	(2.5)	---
Compensation reserve adjustment	---	3.5	---
Gain on legal settlement	---	---	1.4
Unallocated, net	(25.1)	(25.7)	(24.5)
Consolidated operating earnings	185.3	264.5	236.9
Interest expense	(183.7)	(162.9)	(138.6)
Investment income	2.0	2.2	1.8
Earnings before provision for income taxes	$3.6	$103.8	$100.1

(1)
The operating results of the RVP segment for the year ended December 31, 2007 include a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million, a charge to warranty expense of approximately $0.5 million related to a product safety upgrade, an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, an approximate $1.1 million charge related to the closure of the Company’s Jensen, Inc. Vernon, California facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million, an approximate $1.9 million loss related to the settlement of litigation, a charge of approximately $0.4 million related to a reserve for amounts due from a customer and net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the year ended December 31, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.  The operating results of the RVP segment for the year ended December 31, 2005 include a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the year ended December 31, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer, a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier.  The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade.  The operating results of the HTP segment for the year ended December 31, 2005 include a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

(3)
The operating results of the HVAC segment for the year ended December 31, 2007 include a charge of approximately $3.7 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the HVAC segment for the year ended December 31, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation, a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

See Notes 1, 2, 8, 11 and 12 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

Segment assets, depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the three years ended December 31, 2007:

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in millions)
Segment Assets:
Residential ventilation products	$1,202.7	$1,168.2	$1,139.3
Home technology products	704.0	628.4	525.6
Air conditioning and heating products	673.5	693.6	584.4
	2,580.2	2,490.2	2,249.3
Unallocated:
Cash and cash equivalents, including
current restricted cash	54.4	58.6	77.2
Prepaid income taxes	28.9	21.2	21.0
Other assets, including long-term restricted
investments and marketable securities	47.3	65.9	57.1
Consolidated assets	$2,710.8	$2,635.9	$2,404.6

Depreciation Expense:
Residential ventilation products	$14.3	$12.9	$11.3
Home technology products	5.8	4.4	2.4
Air conditioning and heating products	16.8	15.0	12.1
Unallocated	0.7	0.7	0.9
Consolidated depreciation expense	$37.6	$33.0	$26.7

Amortization expense:
Residential ventilation products (1)	$6.3	$6.4	$8.2
Home technology products (2)	13.3	11.4	7.5
Air conditioning and heating products (3)	7.4	9.9	3.2
Unallocated	0.5	0.5	0.3
Consolidated amortization expense	$27.5	$28.2	$19.2

Capital Expenditures (4):
Residential ventilation products	$13.7	$20.2	$13.3
Home technology products	5.5	6.2	2.6
Air conditioning and heating products	17.1	15.7	17.3
Unallocated	0.1	0.2	0.5
Consolidated capital expenditures	$36.4	$42.3	$33.7

(1)
Includes amortization of approximately $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.2 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)	Includes amortization of approximately $2.8 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.
(4)
Includes capital expenditures financed under capital leases of approximately $4.8 million for the year ended December 31, 2005.  There were no expenditures financed under capital leases in 2007 or 2006.

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2007 and 2006:

			Air
	Residential	Home	Conditioning
	Ventilation	Technology	and Heating
	Products	Products	Products	Consolidated
	(Amounts in millions)

Balance as of December 31, 2005	$778.7	$326.4	$276.2	$1,381.3
Acquisitions during the year ended December 31, 2006	23.6	17.2	8.4	49.2
Contingent earnouts related to acquisitions	---	25.6	30.0	55.6
Purchase accounting adjustments	(0.6)	(0.4)	(0.7)	(1.7)
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(2.8)	(0.9)	(1.2)	(4.9)
Impact of foreign currency translation	(0.9)	0.4	2.4	1.9
Balance as of December 31, 2006	798.0	368.3	315.1	1,481.4
Acquisitions during the year ended December 31, 2007	7.8	19.2	---	27.0
Contingent earnouts related to acquisitions	---	32.7	---	32.7
Purchase accounting adjustments	(8.4)	(4.6)	(0.5)	(13.5)
Impact of foreign currency translation	1.4	---	(0.1)	1.3
Balance as of December 31, 2007	$798.8	$415.6	$314.5	$1,528.9

In accordance with SFAS No. 141 and SFAS No. 142, the Company allocated the effect of the 2004 Acquisition with THL on goodwill to its reportable segments (see Note 1).  Purchase accounting adjustments relate principally to fair value revisions resulting from the completion of the final valuation of assets and liabilities and adjustments to deferred income taxes that affect goodwill.

Foreign net sales were approximately 21.5%, 19.5% and 18.5% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively.  Foreign Long-Lived Assets were approximately 7.8% and 6.7% of consolidated Long-Lived Assets for the years ended December 31, 2007 and 2006, respectively.  Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale.  As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

10.   ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Amounts in millions)

Payroll, pension and employee benefits	$56.0	$51.4
Contingent consideration	32.7	55.6
Insurance and employee health benefit accruals	17.4	18.6
Interest	19.4	22.5
Product warranty	27.3	23.2
Sales and marketing	33.6	33.8
Other, net	62.2	78.6
	$248.6	$283.7

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Amounts in millions)

Employee pension retirement benefit obligation	$19.9	$43.2
Product warranty	20.0	18.0
Post retirement health benefit obligations	6.0	5.8
Insurance	37.1	33.0
Other, net	42.6	28.8
	$125.6	$128.8

11.   RESTRUCTURING CHARGES

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company.

In late June 2006, the Company informed the union located at the Cincinnati, OH location of its subsidiary NuTone, that the Company would close the manufacturing operations at the facility on or about August 30, 2006.  As a result of this closure, the Company, through its RVP segment, recorded an approximate $3.5 million charge to operations in 2006 (of which approximately $1.8 million was recorded in cost of goods sold and approximately $1.7 million was recorded in selling, general and administrative expense, net) consisting of severance of approximately $2.2 million and write-offs related to equipment sales and disposals of approximately $1.3 million.

During the year ended December 31, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $1.8 million in the accompanying consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was paid related to severance to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $3.4 million in selling, general and administrative, net during the year ended December 31, 2007 related to shutdown costs and asset write-offs associated with the anticipated cessation of manufacturing operations at Chaska during the fourth quarter of 2007.  It is estimated that an additional approximate $0.8 million will be expensed in 2008 related to this shutdown.

On August 8, 2007, after negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), the decision was made to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  During the year ended December 31, 2007, the Company recorded in selling, general and administrative expense, net approximately $0.8 million related to the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs and expensed an additional $0.3 million to cost of products sold related to severance associated with the shutdown.  The Company does not anticipate recording any further expenses associated with this shutdown in 2008.

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

	Employee			Total
	Separation			Restructuring
	Expenses	Other		Costs
	(Amounts in millions)

Balance as of December 31, 2004	$3.2	$	---	$3.2
Provision	(0.1)		0.3	0.2
Payment and asset write downs	(2.1)		---	(2.1)
Balance as of December 31, 2005	1.0		0.3	1.3
Provision	---		0.5	0.5
Payment and asset write downs	(1.0)		(0.7)	(1.7)
Balance as of December 31, 2006	---		0.1	0.1
Provision	2.9		4.4	7.3
Payment and asset write downs	(1.3)		(3.5)	(4.8)
Balance as of December 31, 2007	$1.6		$1.0	$2.6

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments.  Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

12.  INCOME AND EXPENSE ITEMS

For the three years ended December 31, 2007, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying consolidated statement of operations:

	For the Years Ended December 31, *
	2007		2006	2005
	(Amounts in millions)

Gain from curtailment of post-retirement medical and life insurance benefits	$	---	$(35.9)	$	---
Charges related to the closure of the Company's NuTone, Inc. Cincinnati, OH facility (1) (see Note 11)		1.8	3.5		---
Charges related to the closure of the Company's Mammoth, Inc.
Chaska, MN facility (see Note 11)		3.7	---		---
Charges related to the closure of the Company's Jensen, Inc. Vernon, CA facility (see Note 11)		1.1	---		---
(Gains) losses related to certain suppliers based in Italy and Poland (see Note 8)		(6.7)	16.0		---
Compensation reserve adjustment		---	(3.5)		---
Write-off of expenses of the Offering (see Note 1)		---	2.5		---
Legal and other professional fees and expenses incurred in connection with
matters related to certain subsidiaries based in Italy and Poland (see Note 8)		2.1	---		---
Fees and expenses incurred in the HTP segment in connection with a dispute with one of its suppliers		2.0	---		---
Product safety upgrade reserves in the RVP and HTP segments (2)		(0.2)	3.8		---
Reserve for amounts due from customers in the RVP, HTP and HVAC segments		2.7	1.2		---
Loss on settlement of litigation in the RVP segment		1.9	---		---
Gain on settlement of litigation in the HVAC segment and Unallocated		---	(1.6)		(1.4)
Gain on the sale of a corporate office building of one of the Company's subsidiaries in the HTP segment		---	---		(1.6)
Foreign exchange losses (gains) related to transactions, including intercompany
debt not indefinitely invested in the Company's subsidiaries		3.1	(1.7)		2.1
		$11.5	$(15.7)		$(0.9)

*	Unless otherwise indicated, all items noted in the above table have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

(1)
Approximately, $1.8 million of the NuTone restructuring costs in 2006 was recorded in cost of products sold and approximately $1.7 million was recorded in selling, general and administrative expense, net (see Note 11).

(2)	The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note 8).

The Company has a management agreement with an affiliate of THL providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $1.8 million, $2.3 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to this management agreement in the accompanying Consolidated Statement of Operations.

13.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2007 and December 31, 2006:

	For the Quarter Ended
	March 31	June 30	September 29	December 31
	(Amounts in millions)
2007
Net sales	$552.5	$644.3	$602.2	$569.2
Gross profit	167.9	192.2	169.2	159.0
Selling, general and administrative expense, net	117.1	121.1	125.1	112.2
Depreciation expense	8.6	10.1	9.3	9.6
Amortization expense	6.0	6.4	6.5	8.6
Operating earnings	44.8	64.7	37.6	38.2
Net earnings (loss)	1.2	7.3	(8.7)	(6.8)

As noted below, the Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that certain suppliers would be unable to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  In the fourth quarter of 2007, the Company revised its estimate of the losses related to these suppliers and recorded a favorable adjustment to selling, general and administrative expense, net of approximately $6.7 million.

	For the Quarter Ended
	April 1	July 1	September 30	December 31
	(Amounts in millions)
2006
Net sales	$534.5	$563.8	$579.0	$541.1
Gross profit	164.0	170.1	174.8	162.2
Selling, general and administrative expense, net	95.3	67.3	101.1	118.0
Depreciation expense	7.9	8.2	8.7	8.2
Amortization expense	4.3	7.9	7.2	8.8
Operating earnings	64.5	97.0	67.5	35.5
Net earnings (loss)	17.8	33.9	15.2	(9.2)

During the second quarter ended April 1, 2006, the Company recorded an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits (see Note 7) and in the fourth quarter ended December 31, 2006, the Company recorded reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements.

See Notes 1, 2, 4, 5, 9, 11, and 12 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above tables including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of NTK Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NTK Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the years ended December 31, 2007, 2006 and 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTK Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2007 NTK Holdings, Inc. adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  As discussed in Notes 1 and 7 to the consolidated financial statements, in 2006 NTK Holdings, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

ERNST & YOUNG LLP

Boston, Massachusetts
April 14, 2008

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.

CONDENSED BALANCE SHEET
(Dollar amounts in millions, except share data)

	December 31,
	2007	2006

ASSETS:
Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	$658.8	$585.9
Deferred debt expense	4.0	8.6
Total other long-term assets	662.8	594.5
Total assets	$662.8	$594.5

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Accrued expenses and taxes, net	$1.3	$0.8

Long-term debt	572.5	520.9

Commitments and Contingencies (Note 2)
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2007 and 2006	---	---
Additional paid-in capital	21.6	21.3
Retained earnings	29.7	39.9
Accumulated other comprehensive income	37.7	11.6
Total stockholder's investment	89.0	72.8
Total liabilities and stockholder's investment	$662.8	$594.5

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005*
	(Amounts in millions)
Expenses:
Selling, general and administrative expense	$0.2	$2.6	$0.2
Interest expense	61.7	42.2	24.6
	61.9	44.8	24.8
Loss before equity in subsidiaries' earnings	(61.9)	(44.8)	(24.8)
Equity in subsidiaries' earnings before provision for income taxes	65.5	148.6	120.4
Earnings before provision for income taxes	3.6	103.8	95.6
Provision for income taxes	10.6	46.1	41.8
Net (loss) earnings	$(7.0)	$57.7	$53.8

* The year ended December 31, 2005 represents the period from February 10, 2005 through December 31, 2005.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007		2006			2005*
	(Amounts in millions)

Cash flows from operating activities:
Net (loss) earnings		$(7.0)		$57.7		$53.8

Adjustments to reconcile net earnings to cash:
Non-cash interest expense		61.7		42.2		24.6
Equity in subsidiaries' earnings before provision for income taxes		(65.5)		(148.6)		(120.4)
Current income tax provision		16.6		19.3		17.3
Deferred federal income tax (benefit) provision		(6.0)		26.8		24.5
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accrued expenses and taxes		0.2		2.6		0.2
Total adjustments to net earnings		7.0		(57.7)		(53.8)
Net cash provided by operating activities		---		---		---
Cash flows from investing activities:
Capital contribution to Nortek Holdings, Inc.		---		(25.9)		(57.7)
Net cash used in investing activities		---		(25.9)		(57.7)
Cash flows from financing activities:
Borrowings under the senior unsecured loan facility		---		200.8		---
Sale of the 10 3/4% Senior Discount Notes		---		---		244.7
Dividends		---		(174.9)		(187.0)
Net cash provided by financing activities		---		25.9		57.7
Net change in unrestricted cash and cash equivalents		---		---		---
Unrestricted cash and cash equivalents at the beginning of the period		---		---		---
Unrestricted cash and cash equivalents at the end of the period	$	---	$	---	$	---

* The year ended December 31, 2005 represents the period from February 10, 2005 through December 31, 2005.

The accompanying notes are an integral part of these condensed financial statements.

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the years ended December 31, 2007 and 2006 and the period from Feb. 10, 2005 to Dec. 31, 2005

1.
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

NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of NTK Holdings, Inc., included in this Form 10-K, provides all parent company information for the periods subsequent to the NTK Holdings Formation, when NTK Holdings became the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules.  The Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of Nortek Holdings, Inc., which covers the 2005 period prior to the NTK Holdings Formation is included elsewhere in this Form 10-K and is incorporated herein by reference.  The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 15, Schedule I — Condensed Financial Information of the Registrant.  The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

2.
Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of NTK Holdings and its subsidiaries are included in Notes 1, 5 and 8 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

3.	At December 31, 2007 and 2006, NTK Holdings’ subsidiaries, principally Nortek, had unrestricted cash and investments of approximately $53.4 million and $57.4 million, respectively.

4.
As of December 31, 2007, the Company had approximately $64.4 million available for the payment of cash dividends, stock purchases or other restricted payments (“Restricted Payments”) under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.  Restricted Payments to NTK Holdings and Nortek Holdings from Nortek are limited by the terms of Nortek’s most restrictive loan agreement, Nortek’s senior secured credit facility.  The amount available for such payments under Nortek’s senior secured credit facility was approximately $172.3 million at December 31, 2007.

5.
The combined liabilities, excluding deferred income taxes and intercompany payables to the Company, of NTK Holdings’ subsidiaries as of December 31, 2007 were approximately $2,008.7 million consisting of approximately $1,445.4 million of short and long-term debt, approximately $192.7 million of accounts payable and approximately $370.6 million of short and long-term accruals, taxes and other obligations (of which approximately $247.1 million are classified as short-term).

NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NORTEK HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

For the Period From
January 1, 2005 -
February 9, 2005
(Amounts in millions)

Expenses:
Interest expense	$0.7
0.7
Loss from continuing operations before equity in
subsidiaries' earnings	(0.7)
Equity in subsidiaries' earnings before provision for income taxes	5.2
Earnings from continuing operations before
provision for income taxes	4.5
Provision for income taxes	1.4
Net earnings	$3.1

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

For the Period From
January 1, 2005 -
February 9, 2005
(Amounts in millions)

Cash flows from operating activities:
Net earnings	$3.1

Adjustments to reconcile net earnings to cash:
Non-cash interest expense	0.7
Equity in subsidiaries' earnings before provision for income taxes	(5.2)
Current income tax provision from continuing operations	0.6
Deferred federal income tax provision from continuing operations	0.8
Total adjustments to net earnings	(3.1)
Net cash provided by operating activities	---
Net change in unrestricted cash and cash equivalents	---
Unrestricted cash and cash equivalents at the beginning of the period	---
Unrestricted cash and cash equivalents at the end of the period	$ ---

The accompanying notes are an integral part of these condensed financial statements.

NORTEK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NORTEK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from January 1, 2005 to February 9, 2005

1.
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

Nortek Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of Nortek Holdings, Inc., included in this Form 10-K, provides all parent company information for the 2005 period prior to the NTK Holdings Formation, when NTK Holdings became the parent company, that are required to be presented in accordance with SEC rules and regulations for financial statement schedules.  The NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of NTK Holdings, Inc., which cover the required periods subsequent to the NTK Holdings Formation is included elsewhere in this Form 10-K and is incorporated herein by reference.  The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 15, Schedule I — Condensed Financial Information of the Registrant.  The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

2.
Descriptions of material contingencies, significant provisions of long-term debt obligations and commitments of NTK Holdings and its subsidiaries are included in Notes 1, 5 and 8 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

NTK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charge to		Deduction		Balance at
	Beginning	Charged to Cost	Other		from		End of
Classification	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in millions)

For the year-ended December 31, 2005
Allowance for doubtful accounts and sales allowances	$5.5	$2.9	$1.1	(b)	$(2.9	) (a)	$6.6

For the year-ended December 31, 2006
Allowance for doubtful accounts and sales allowances	$6.6	$6.1	$0.6	(b)	$(3.9	) (a)	$9.4

For the year-ended December 31, 2007
Allowance for doubtful accounts and sales allowances	$9.4	$11.8	$1.7	(b)	$(10.7	) (a)	$12.2

(a)	Amounts written off, net of recoveries
(b)	Other, including acquisitions and the effect of changes in foreign currency exchange rates

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

	4.7
Securityholders Agreement dated as of August 27, 2004 among THL-Nortek Investors, LLC, THL Buildco Holdings, Inc., Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC, Putnam Investments Holdings, LLC, Third Party Investors and the securityholders listed therein (Exhibit 4.7 to NTK Holdings S-1/A filed May 16, 2006).

	4.8
First Amendment, dated as of February 10, 2005, to Securityholders Agreement dated as of August 27, 2004 among THL-Nortek Investors, LLC, Nortek Holdings, Inc., THL Buildco Holdings, Inc., Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P., 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC, Putnam Investments Holdings, LLC, Third Party Investors and the securityholders listed therein (Exhibit 4.9 to NTK Holdings S-1/A filed June 9, 2006).

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