Form 10-Q
period 2008-06-28
NTK Holdings, Inc.
filed 2008-08-12
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                        (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of shares of Common Stock outstanding as of August 8, 2008 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	June 28,	December 31,
	2008	2007
Assets
Current Assets:
Unrestricted cash and cash equivalents	$79.1	$53.4
Restricted cash	1.0	1.0
Accounts receivable, less allowances of $12.7 and $12.2	368.2	320.0
Inventories:
Raw materials	101.5	91.6
Work in process	34.9	29.9
Finished goods	194.0	187.1
	330.4	308.6

Prepaid expenses	14.4	11.7
Other current assets	19.1	19.8
Prepaid income taxes	26.3	28.9
Total current assets	838.5	743.4

Property and Equipment, at Cost:
Land	10.9	10.4
Buildings and improvements	115.0	110.1
Machinery and equipment	231.6	217.1
	357.5	337.6
Less accumulated depreciation	120.6	99.7
Total property and equipment, net	236.9	237.9

Other Assets:
Goodwill	1,520.9	1,528.9
Intangible assets, less accumulated amortization of $96.1 and $80.7	151.7	156.6
Deferred debt expense	49.8	31.4
Restricted investments and marketable securities	2.3	2.3
Other assets	9.7	10.3
	1,734.4	1,729.5
Total Assets	$2,809.8	$2,710.8

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$68.4	$64.0
Current maturities of long-term debt	15.6	32.4
Accounts payable	250.0	192.7
Accrued expenses and taxes, net	238.4	248.6
Total current liabilities	572.4	537.7

Other Liabilities:
Deferred income taxes	40.7	37.0
Other	138.4	125.6
	179.1	162.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	2,021.2	1,921.5

Commitments and Contingencies (see Note G)

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at June 28, 2008 and
December 31, 2007	---	---
Additional paid-in capital	25.9	21.6
(Accumulated deficit) retained earnings	(27.8)	29.7
Accumulated other comprehensive income	39.0	37.7
Total stockholder's investment	37.1	89.0
Total Liabilities and Stockholder's Investment	$2,809.8	$2,710.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Net Sales	$647.1	$644.3

Costs and Expenses:
Cost of products sold (see Note D)	473.3	452.1
Selling, general and administrative expense, net (see Note D)	118.5	121.1
Amortization of intangible assets	8.4	6.4
	600.2	579.6
Operating earnings	46.9	64.7
Interest expense	(47.4)	(48.7)
Loss from debt retirement	(9.9)	---
Investment income	0.2	0.5
(Loss) earnings before provision for income taxes	(10.2)	16.5
Provision for income taxes	33.3	9.2
Net (loss) earnings	$(43.5)	$7.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Net Sales	$1,187.3	$1,196.8

Costs and Expenses:
Cost of products sold (see Note D)	864.9	836.7
Selling, general and administrative expense, net (see Note D)	237.0	238.2
Amortization of intangible assets	15.1	12.4
	1,117.0	1,087.3
Operating earnings	70.3	109.5
Interest expense	(90.4)	(91.0)
Loss from debt retirement	(9.9)	---
Investment income	0.4	0.9
(Loss) earnings before provision for income taxes	(29.6)	19.4
Provision for income taxes	27.9	10.9
Net (loss) earnings	$(57.5)	$8.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net (loss) earnings	$(57.5)	$8.5

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	36.0	31.1
Non-cash interest expense, net	35.0	33.8
Non-cash stock-based compensation expense	0.1	0.2
(Gain) loss on property and equipment	(2.5)	0.2
Loss from debt retirement	9.9	---
Deferred federal income tax provision (benefit)	20.8	(5.5)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(44.8)	(47.2)
Inventories	(20.4)	(33.7)
Prepaids and other current assets	(4.0)	2.3
Accounts payable	53.9	49.5
Accrued expenses and taxes	12.3	7.6
Long-term assets, liabilities and other, net	5.8	(0.7)
Total adjustments to net (loss) earnings	102.1	37.6
Net cash provided by operating activities	44.6	46.1
Cash Flows from investing activities:
Capital expenditures	(15.9)	(14.1)
Net cash paid for businesses acquired	(32.7)	(76.3)
Proceeds from the sale of property and equipment	6.2	0.1
Change in restricted cash and marketable securities	---	1.2
Other, net	(1.9)	(0.6)
Net cash used in investing activities	(44.3)	(89.7)
Cash Flows from financing activities:
Increase in borrowings	133.0	89.0
Payment of borrowings	(66.7)	(23.0)
Net proceeds from sale of the 10% Senior Secured Notes due 2013	742.2	---
Redemption of Nortek's senior secured credit facility	(755.5)	---
Fees paid in connection with new debt facilities	(31.7)	---
Equity investment by THL-Nortek Investors, LLC	4.2	---
Payment in connection with senior unsecured loan facility rollover	---	(4.5)
Other, net	(0.1)	---
Net cash provided by financing activities	25.4	61.5
Net change in unrestricted cash and cash equivalents	25.7	17.9
Unrestricted cash and cash equivalents at the beginning of the period	53.4	57.4
Unrestricted cash and cash equivalents at the end of the period	$79.1	$75.3

Supplemental disclosure of cash flow information:

Interest paid	$47.4	$52.8

Income taxes paid (refunded), net	$6.8	$(0.4)

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

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE SECOND QUARTER ENDED JUNE 28, 2008
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income	Income (Loss)

Balance, March 29, 2008	$21.6	$15.7	$38.1	$ ---
Net loss	---	(43.5)	---	(43.5)
Other comprehensive income:
Currency translation adjustment	---	---	0.9	0.9
Comprehensive loss				$(42.6)
Capital contribution from parent	4.2	---	---
Stock-based compensation	0.1	---	---
Balance, June 28, 2008	$25.9	$(27.8)	$39.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST SIX MONTHS ENDED JUNE 28, 2008
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income	Income (Loss)

Balance, December 31, 2007	$21.6	$29.7	$37.7	$ ---
Net loss	---	(57.5)	---	(57.5)
Other comprehensive income:
Currency translation adjustment	---	---	1.3	1.3
Comprehensive loss				$(56.2)
Capital contribution from parent	4.2	---	---
Stock-based compensation	0.1	---	---
Balance, June 28, 2008	$25.9	$(27.8)	$39.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2008 AND JUNE 30, 2007

(A)
The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (the “Company” or “NTK Holdings”) and all of its wholly-owned subsidiaries.  The Unaudited Financial Statements include the accounts of NTK Holdings, as appropriate, and all of its wholly-owned subsidiaries, including Nortek, Inc. (“Nortek”), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the second quarter and first six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2008.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

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

At June 28, 2008, certain employees and consultants held approximately 23,291 C-1 units and approximately 43,811 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 22,991 and 22,613 were vested at June 28, 2008 and December 31, 2007, respectively.  The total fair value of the C-1 units is approximately $1.2 million and approximately $0.1 million remains to be amortized at June 28, 2008.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At June 28, 2008 and December 31, 2007, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million in the second quarter and first six months of 2008 and approximately $0.1 million and $0.2 million for the second quarter and first six months ended June 30, 2007, respectively, in accordance with SFAS No. 123R.

Goodwill and Other Long-Live Assets

The following table presents a summary of the activity in goodwill for the first six months ended June 28, 2008:

(Amounts in millions)

Balance as of December 31, 2007	$1,528.9
Purchase accounting adjustments	(7.8)
Impact of changes in foreign currency exchange rates and other	(0.2)
Balance as of June 28, 2008	$1,520.9

At June 28, 2008, the Company had an approximate carrying value of Goodwill as follows:

(Amounts in millions)
Segment:
Residential Ventilation Products	$790.5
Home Technology Products	415.8
Air Conditioning and Heating Products *	314.6
$1,520.9

*	Primarily relates to the Residential HVAC reporting unit.

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

Under SFAS No. 142, goodwill determined to have an indefinite useful life is not amortized.  Instead these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The Company has evaluated whether there have been any indicators of impairment as a result of the recent downturn in the economy, including performing a second test as of December 31, 2007, as well as various analyses through the second quarter of 2008.

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

Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company believes that its assumptions used to determine the fair value for the respective reporting units are reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. Based on the Company’s estimates at June 28, 2008, the impact of reducing the Company’s fair value estimates by 10% would have no impact on the Company’s goodwill assessment for any of its reporting units, with the exception of the Company’s home technology products reporting unit (“HTP”).  Assuming a 10% reduction in the Company’s fair value estimates, the carrying value of HTP may exceed its fair value, which could require the Company to perform additional testing under SFAS No. 142 to determine if there was a goodwill impairment for HTP.

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

The Company’s businesses are currently experiencing a difficult market environment due primarily to weak residential new construction, remodeling and residential air conditioning markets and increased commodity costs, and expect these trends to continue through 2009.  The Company has evaluated the carrying value of reporting unit goodwill and long-lived assets and has determined that despite the current difficult market environment, no impairment existed at the time these financial statements were completed.

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 was effective for the Company beginning January 1, 2008, including interim periods within the year ending December 31, 2008.  SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.

The adoption of SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.  As of June 28, 2008, the Company did not have any significant financial assets or liabilities carried at fair value.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” (“FSP No. 157-1”), and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  FSP No. 157-1 removes leasing from the scope of SFAS No. 157.  FSP No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  The Company will adopt this statement in fiscal year 2009.  Based upon current accounting principles, approximately $14.4 million of the Company’s unrecognized tax benefits as of June 28, 2008, would reduce goodwill if recognized.  This amount is expected to be approximately $10.0 million at January 1, 2009, the date of adoption. Under the provisions of SFAS No. 141(R), if these amounts are recognized after December 31, 2008, they would be recorded through the Company’s tax provision and reduce the Company’s effective tax rate, rather than goodwill.  The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

(B)
On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of the 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $721.7 million.  The 10% Senior Secured Notes, which are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States, were issued and sold in a private Rule 144A offering to institutional investors.  On August 11, 2008, Nortek filed a registration statement with the SEC to exchange the 10% Senior Secured Notes for registered notes.

Interest on the 10% Senior Secured Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2008, until maturity.  Interest on the 10% Senior Secured Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 1, 2011, Nortek may redeem up to 35% of the aggregate principal amount of the 10% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 10% Senior Secured Notes remains outstanding after the redemption.  After June 1, 2011 the 10% Senior Secured Notes are redeemable at the option of Nortek, in whole or in part, at any time and from time to time, on or after June 1, 2011 at 105.0%, declining to 102.5% on June 1, 2012 and further declining to 100.0% on June 1, 2013.  In addition, the 10% Senior Secured Notes contain a call provision whereby not more than once during any twelve-month period Nortek may redeem the 10% Senior Secured Notes at a redemption price equal to 103.0% plus accrued and unpaid interest, provided that the aggregate amount of these redemptions does not exceed $75.0 million.

The 10% Senior Secured Notes are secured by a first-priority lien on substantially all of Nortek’s and its domestic subsidiaries’ tangible and intangible assets, except those assets securing Nortek’s new five-year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) on a first-priority basis.  The 10% Senior Secured Notes have a second-priority lien on the ABL Facility’s first-priority collateral and rank equally with all existing and future senior secured indebtedness of Nortek.   If Nortek experiences a change in control, each holder of the notes will have the right to require Nortek to purchase the notes at a price equal to 101% of the principal amount thereof.  In addition, a change of control may constitute an event of default under Nortek’s new ABL Facility and would also require Nortek to offer to purchase its 8 1/2% senior subordinated notes at 101% of the principal amount thereof, together with accrued and unpaid interest.

The indenture governing the 10% Senior Secured Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

In connection with the offering of the 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing and approximately $35.0 million remains outstanding at June 28, 2008.  Nortek incurred fees and expenses of approximately $11.2 million, which are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.

There are limitations on Nortek’s ability to incur the full $350.0 million of commitments under the ABL Facility.  Availability is limited to the lesser of the borrowing base and $350.0 million, and the covenants under the 8 1/2% senior subordinated notes do not currently allow Nortek to incur up to the full $350.0 million.  The borrowing base at any time will equal the sum (subject to certain reserves and other adjustments) of:

•	85% of the net amount of eligible accounts receivable;
•	85% of the net orderly liquidation value of eligible inventory; and
•	available cash subject to certain limitations as specified in the ABL Facility.

The interest rates applicable to loans under Nortek’s ABL Facility are, at Nortek’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or twelve month period, if available) or an alternate base rate chosen by Nortek, plus an applicable margin percentage.  The alternate base rate will be the greater of (1) the prime rate or (2) the Federal Funds rate plus 0.50% plus the applicable margin, which is determined based upon the average excess borrowing availability for the previous fiscal quarter.  Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under Nortek’s ABL Facility is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will comply with a minimum fixed charge ratio test.

The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility (collectively, the “May 2008 Transactions”) plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter ended June 28, 2008, primarily as a result of writing off unamortized deferred debt expense.

In March 2008, Moody’s downgraded the debt ratings for Nortek and its Parent Company, NTK Holdings, from “B2” to “B3” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2008 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract meaningfully in 2008 and possibly in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.  In May 2008, Moody’s affirmed its rating of B3 for Nortek and NTK Holdings.  The rating agency also assigned a B1 rating to Nortek’s new 10% Senior Secured Notes.

In April 2008, Standard & Poor’s lowered its ratings for Nortek and its Parent Company, NTK Holdings, from “B” to “B-” and issued a negative outlook.  Standard & Poor’s rating downgrade reflected the Company’s weaker overall financial profile resulting from the challenging operating conditions in the Company’s new residential construction and remodeling markets.  The negative outlook reflected Standard & Poor’s concerns about the US economy, difficult credit markets and cost inflation, and the anticipation that the Company’s credit metrics will remain challenged for at least the next several quarters.  In May 2008, Standard & Poor’s affirmed its corporate credit rating of B- for Nortek and NTK Holdings, however, it removed the ratings from negative watch.  Standard & Poor’s also assigned a B rating to Nortek’s new 10% Senior Secured Notes.

On May 10, 2006, the Company borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  The senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter and first six months of 2007 related primarily to the decrease in the fair value of the option.  The Company’s senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At June 28, 2008, the senior unsecured loan facility had an actual interest rate of approximately 9.24%.  The Company is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $5.7 million and $11.4 million of accrued interest for the second quarter and first six months ended June 28, 2008, respectively, and recorded approximately $5.3 million and $10.0 million of accrued interest for the second quarter and first six months ended June 30, 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At June 28, 2008 and December 31, 2007, the actual outstanding principal balance on the senior unsecured loan facility was approximately $249.4 million and $238.0 million, respectively.  The amount recorded as of June 28, 2008 and December 31, 2007, net of unamortized debt discount of approximately $3.8 million and $4.1 million, respectively, is approximately $245.6 million and $233.9 million, respectively.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at June 28, 2008 and December 31, 2007, respectively.

The agreements that govern the terms of the Company’s debt, including the indentures that govern NTK Holdings’ 10 3/4% Senior Discount Notes, Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% senior subordinated notes and the credit agreements that govern NTK Holdings’ senior unsecured loan facility and Nortek’s ABL Facility, contain covenants that restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make loans or investments, incur certain liens, enter into transactions with affiliates and consolidate, merge or sell assets.

At June 28, 2008, the Company had approximately $49.4 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends to service NTK Holdings’ debt obligations, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  As of June 28, 2008, Nortek had the capacity to make certain payments, including dividends to service NTK Holdings’ debt obligations, of up to approximately $145.9 million.  As of June 28, 2008, Nortek’s Fixed Charge Coverage Ratio was approximately 1.67:1.  If Nortek’s Fixed Charge Coverage Ratio was at least 2.00:1 as of June 28, 2008, Nortek would have up to approximately $243.5 million available to make certain payments, including dividends to service NTK Holding’s debt obligations.

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

Acquisitions contributed approximately $8.4 million and $1.0 million to net sales and depreciation and amortization expense, respectively, and reduced operating earnings by approximately $1.3 million for the second quarter ended June 28, 2008 and contributed approximately $19.6 million and $1.7 million to net sales and depreciation and amortization expense, respectively, and reduced operating earnings by approximately $2.6 million for the first six months ended June 28, 2008.  With the exception of Stilpol, Metaltecnica and Triangle, which are included in the Residential Ventilation Products segment, and MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for December 31, 2007, was paid during the second quarter of 2008.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $54.0 million.

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

(D)
During the second quarter ended June 28, 2008 and June 30, 2007, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the second quarter ended *
	June 28, 2008		June 30, 2007
	(Amounts in millions)

Charges related to the closure of the Company's NuTone, Inc. Cincinnati, OH facility within the RVP segment (see Note H)	$	---	$0.8
Gain from the sale of a manufacturing facility within the RVP segment		(2.5)	---
Net charges related to the closure of certain RVP segment facilities (see Note H) (1)		0.2	---
Costs and expenses incurred within the RVP segment in connection with the start up of a range hood facility in Mexico (2)		1.4	---
Charges related to the closure of the Company's Mammoth, Inc. Chaska, MN facility within the HVAC segment (see Note H)		---	0.3
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment		---	0.3
Fees, expenses and a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers		4.5	---
Reserve for amounts due from customers within the HTP segment		---	0.5
Product safety upgrade reserves within the HTP segment (see Note G) (2)		---	(0.2)
Foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries		(1.5)	1.7

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
Approximately $0.3 million of these charges were recorded in cost of products sold, offset by a reduction in reserves in selling, general and administrative expense, net of approximately $0.1 million related to the closure of these RVP segment facilities.

(2)	The RVP and HTP segments recorded these charges in cost of products sold.

During the first six months ended June 28, 2008 and June 30, 2007, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the first six months ended *
	June 28, 2008		June 30, 2007
	(Amounts in millions)

Charges related to the closure of the Company's NuTone, Inc. Cincinnati, OH facility within the RVP segment (see Note H)	$	---	$1.4
Gain from the sale of a manufacturing facility within the RVP segment		(2.5)	---
Net charges related to the closure of certain RVP segment facilities (see Note H) (1)		0.2	---
Costs and expenses incurred within the RVP segment in connection with the start up of a range hood facility in Mexico (2)		1.4	---
Charges related to the closure of the Company's Mammoth, Inc. Chaska, MN facility within the HVAC segment (see Note H)		---	0.3
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment		---	1.3
Fees, expenses and a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers		4.7	---
Reserve for amounts due from customers within the HTP and HVAC segments		---	2.3
Product safety upgrade reserves within the HTP segment (see Note G) (2)		---	(0.2)
Foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries		(1.4)	2.0

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
Approximately $0.3 million of these charges were recorded in cost of products sold, offset by a reduction in reserves in selling, general and administrative expense, net of approximately $0.1 million related to the closure of these RVP segment facilities.

(2)	The RVP and HTP segments recorded these charges in cost of products sold.

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $0.5 million and $0.6 million for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and expensed approximately $1.0 million for each of the first six months ended June 28, 2008 and June 30, 2007, respectively, related to this management agreement in the accompanying unaudited condensed consolidated statement of operations.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s reporting segments for the second quarter ended June 28, 2008 and June 30, 2007 were as follows:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$187.0	$206.1
Home technology products	131.2	143.9
Air conditioning and heating products	328.9	294.3
Consolidated net sales	$647.1	$644.3

Operating earnings:
Residential ventilation products (1)	$16.0	$26.0
Home technology products (2)	7.8	23.3
Air conditioning and heating products (3)	29.9	22.7
Subtotal	53.7	72.0
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gains on transactions, including intercompany debt	---	0.1
Unallocated, net	(6.7)	(7.3)
Consolidated operating earnings	46.9	64.7
Interest expense	(47.4)	(48.7)
Loss from debt retirement	(9.9)	---
Investment income	0.2	0.5
(Loss) earnings before provision for income taxes	$(10.2)	$16.5

(1)
The operating results of the RVP segment for the second quarter ended June 28, 2008 include costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, a gain of approximately $2.5 million from the sale of a manufacturing facility, net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the second quarter ended June 30, 2007 include an approximate $0.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.3 million and net foreign exchange losses of approximately $0.7 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the second quarter ended June 28, 2008 include approximately $4.5 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the second quarter ended June 30, 2007 include a charge approximately $0.5 million related to a reserve for amounts due from customers, a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the second quarter ended June 28, 2008 include net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the second quarter ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and net foreign exchange losses of approximately $1.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s reporting segments for the first six months ended June 28, 2008 and June 30, 2007 were as follows:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$375.2	$414.8
Home technology products	255.3	267.1
Air conditioning and heating products	556.8	514.9
Consolidated net sales	$1,187.3	$1,196.8

Operating earnings:
Residential ventilation products (1)	$31.9	$51.2
Home technology products (2)	18.1	39.8
Air conditioning and heating products (3)	34.6	32.5
Subtotal	84.6	123.5
Unallocated:
Stock-based compensation charges	(0.1)	(0.2)
Foreign exchange gains on transactions, including intercompany debt	0.1	0.2
Unallocated, net	(14.3)	(14.0)
Consolidated operating earnings	70.3	109.5
Interest expense	(90.4)	(91.0)
Loss from debt retirement	(9.9)	---
Investment income	0.4	0.9
(Loss) earnings before provision for income taxes	$(29.6)	$19.4

(1)
The operating results of the RVP segment for the first six months ended June 28, 2008 include costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, a gain of approximately $2.5 million from the sale of a manufacturing facility, net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million and net foreign exchange losses of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the first six months ended June 28, 2008 include approximately $4.7 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the first six months ended June 30, 2007 include a charge approximately $0.5 million related to a reserve for amounts due from customers, a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the first six months ended June 28, 2008 include net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to a reserve for amounts due from customers and net foreign exchange losses of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the second quarter ended June 28, 2008 and June 30, 2007 were as follows:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)
Depreciation Expense:
Residential ventilation products	$4.1	$4.1
Home technology products	1.6	1.4
Air conditioning and heating products	4.4	4.5
Other	0.1	0.1
Consolidated depreciation expense	$10.2	$10.1

Amortization expense:
Residential ventilation products	$3.4	$1.3
Home technology products	3.3	3.2
Air conditioning and heating products	1.5	1.8
Other	0.2	0.1
Consolidated amortization expense	$8.4	$6.4

Capital Expenditures:
Residential ventilation products	$3.3	$3.3
Home technology products	0.7	1.4
Air conditioning and heating products	4.6	2.6
Consolidated capital expenditures	$8.6	$7.3

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the first six months ended June 28, 2008 and June 30, 2007 were as follows:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$8.3	$7.1
Home technology products	3.2	2.7
Air conditioning and heating products	9.1	8.6
Other	0.3	0.3
Consolidated depreciation expense	$20.9	$18.7

Amortization expense:
Residential ventilation products	$5.3	$2.6
Home technology products	6.6	5.9
Air conditioning and heating products	2.9	3.7
Other	0.3	0.2
Consolidated amortization expense	$15.1	$12.4

Capital Expenditures:
Residential ventilation products	$7.4	$5.7
Home technology products	1.5	2.6
Air conditioning and heating products	7.0	5.8
Consolidated capital expenditures	$15.9	$14.1

(F)
The Company provided income taxes on an interim basis based upon the effective tax rate through June 28, 2008.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately (94.3)% and 56.2% for the first six months ended June 28, 2008 and June 30, 2007:

	For the first six months ended
	June 28, 2008	June 30, 2007
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	(4.1)	5.8
State income tax provision, net of federal income tax effect	(6.1)	5.1
Tax effect resulting from foreign activities	(0.6)	7.9
Non-deductible expenses	(1.8)	1.5
Increase in valuation allowance related to deferred tax assets	(116.3)	---
Other, net	(0.4)	0.9
Income tax at effective rate	(94.3)%	56.2%

During the second quarter ended June 28, 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 Transactions.  As a result of this analysis, the Company established a valuation allowance of approximately $17.0 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the first six months ended June 28, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic operating losses generated in the period of approximately $17.4 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2008, the Company had provided a liability of approximately $36.3 million for unrecognized tax benefits related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at June 28, 2008 was approximately $41.4 million.  The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $19.0 million.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would adjust deferred tax assets and liabilities of approximately $8.0 million and items that, if recognized prior to January 1, 2009 (see Note A for SFAS No. 141(R) discussion) and would result in adjustments to goodwill of approximately $14.4 million.

As of June 28, 2008, the Company has approximately $4.1 million in unrecognized benefits relating to various state income tax issues, for which the statute of limitation is expected to expire late in 2008.  Of this amount, approximately $3.1 million will reduce goodwill if recognized.

The Company is currently under audit by the Internal Revenue Service for the tax periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 and for the year ended December 31, 2005.  The Company and its subsidiaries' federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2003 through the present year.

As of January 1, 2008, the Company had accrued approximately $6.1 million of interest related to uncertain tax positions.  As of June 28, 2008, the total amount of accrued interest related to uncertain tax positions is approximately $7.9 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)
At June 28, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $18.3 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at June 28, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.0 million and $11.1 million at June 28, 2008 and December 31, 2007, respectively.  Approximately $5.0 million of short-term liabilities and approximately $6.0 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at June 28, 2008 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $58.5 million of recorded insurance liabilities at June 28, 2008 relate to product liability accruals of approximately $37.9 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the second quarter ended June 28, 2008 and June 30, 2007 are as follows:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Amounts in millions)

Balance, beginning of the period	$35.8	$29.6
Provision during the period	3.3	2.3
Payments made during the period	(1.4)	(1.9)
Other adjustments	0.2	0.7
Balance, end of the period	$37.9	$30.7

Changes in the Company’s combined short-term and long-term product liability accruals during the first six months ended June 28, 2008 and June 30, 2007 are as follows:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Amounts in millions)

Balance, beginning of the period	$35.0	$27.8
Provision during the period	6.2	5.6
Payments made during the period	(3.5)	(3.5)
Other adjustments	0.2	0.8
Balance, end of the period	$37.9	$30.7

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

Changes in the Company’s combined short-term and long-term warranty accruals during the second quarter ended June 28, 2008 and June 30, 2007 are as follows:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Amounts in millions)

Balance, beginning of the period	$48.7	$41.5
Warranties provided during the period	8.7	7.8
Settlements made during the period	(7.4)	(7.0)
Changes in liability estimate, including expirations and acquisitions	0.6	1.1
Balance, end of the period	$50.6	$43.4

Changes in the Company’s combined short-term and long-term warranty accruals during the first six months ended June 28, 2008 and June 30, 2007 are as follows:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Amounts in millions)

Balance, beginning of the period	$47.3	$41.2
Warranties provided during the period	16.0	13.3
Settlements made during the period	(13.9)	(12.6)
Changes in liability estimate, including expirations and acquisitions	1.2	1.5
Balance, end of the period	$50.6	$43.4

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

During the second quarter and first six months ended June 28, 2008, the Company recorded approximately $4.5 million and $4.7 million, respectively, of fees, expenses and a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers.

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

During the second quarter and first six months ended June 30, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $0.8 million and $1.4 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.  The Company does not anticipate recording any further expenses associated with this shutdown during 2008.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was expensed to selling, general and administrative expense, net related to the severance paid to the union employees.  It is estimated that an additional approximate $0.8 million will be expensed in 2008 related to this shutdown, none of which was incurred during the first six months ended June 28, 2008.

On August 8, 2007, after negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), the decision was made to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  During the second quarter of 2008, the Company recorded a reduction to this reserve of approximately $0.1 million to selling, general and administrative expense, net.

During the second quarter ended June 28, 2008, the Company recorded liabilities and expensed into cost of products sold approximately $0.3 million in the accompanying unaudited condensed consolidated statement of operations related to the closure of its Aubrey Manufacturing, Inc. Union, IL facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  It is anticipated that the Aubrey facility will be shutdown during the fourth quarter of 2008 and approximately 115 employees will be terminated.  The Company anticipates recording additional expenses related to severance associated with this shutdown of approximately $0.4 million during the remainder of 2008.

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

	Employee Separation Expenses	Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2007	$1.6	$1.0	$2.6
Payments and asset write downs	(1.1)	(0.3)	(1.4)
Other	(0.1)	0.1	---
Balance at March 29, 2008	0.4	0.8	1.2
Provision	0.4	(0.1)	0.3
Payments and asset write downs	(0.4)	(0.3)	(0.7)
Balance at June 28, 2008	$0.4	$0.4	$0.8

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

Pension and profit sharing expense charged to operations aggregated approximately $1.9 million and $2.0 million for the second quarter ended June 28, 2008 and June 30, 2007, respectively and aggregated approximately $3.5 million and $4.4 million for the first six months ended June 28, 2008 and June 30, 2007, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At June 28, 2008, the Company estimated that approximately $3.3 million would be contributed to the Company’s defined benefit pension plans in 2008, of which approximately $1.4 million was made through the first six months of 2008.  The Company estimates that approximately $1.0 million will be paid in the third quarter of 2008 and approximately $0.9 million will be paid in the fourth quarter of 2008.

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the second quarter ended June 28, 2008 and June 30, 2007 consists of the following components:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Service cost	$0.2	$0.2
Interest cost	3.4	2.4
Expected return on plan assets	(3.7)	(2.5)
Net periodic benefit (income) cost	$(0.1)	$0.1

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the first six months ended June 28, 2008 and June 30, 2007 consists of the following components:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Service cost	$0.3	$0.3
Interest cost	5.9	4.8
Expected return on plan assets	(6.4)	(5.0)
Net periodic benefit (income) cost	$(0.2)	$0.1

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the second quarter ended June 28, 2008 and June 30, 2007 consists of the following components:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Interest cost	$0.1	$	---
Net periodic post-retirement health cost	$0.1	$	---

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first six months ended June 28, 2008 and June 30, 2007 consists of the following components:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Interest cost	$0.2	$0.1
Net periodic post-retirement health cost	$0.2	$0.1

  NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2008
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2007

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

In connection with these transactions and others, the Company has incurred a significant amount of indebtedness.  For further discussion, see “Liquidity and Capital Resources”.

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the second quarter ended June 28, 2008 and June 30, 2007:

	For the second quarter ended		Net Change
	June 28, 2008	June 30, 2007	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$187.0	$206.1	$(19.1)	(9.3	) %
Home technology products	131.2	143.9	(12.7)	(8.8)
Air conditioning and heating products	328.9	294.3	34.6	11.8
Consolidated net sales	$647.1	$644.3	$2.8	0.4%
Operating earnings:
Residential ventilation products (1)	$16.0	$26.0	$(10.0)	(38.5	) %
Home technology products (2)	7.8	23.3	(15.5)	(66.5)
Air conditioning and heating products (3)	29.9	22.7	7.2	31.7
Subtotal	53.7	72.0	(18.3)	(25.4)
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gains on transactions, including intercompany debt	---	0.1	(0.1)	(100.0)
Unallocated, net	(6.7)	(7.3)	0.6	8.2
Consolidated operating earnings	$46.9	$64.7	$(17.8)	(27.5	) %
Depreciation and amortization expense:
Residential ventilation products	$7.5	$5.4	$2.1	38.9%
Home technology products	4.9	4.6	0.3	6.5
Air conditioning and heating products	5.9	6.3	(0.4)	(6.3)
Unallocated	0.3	0.2	0.1	50.0
	$18.6	$16.5	$2.1	12.7%
Operating earnings margin:
Residential ventilation products (1)	8.6%	12.6%
Home technology products (2)	5.9	16.2
Air conditioning and heating products (3)	9.1	7.7
Consolidated	7.2	10.0
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.0%	2.6%
Home technology products	3.7	3.2
Air conditioning and heating products	1.8	2.1
Consolidated	2.9	2.6

(1)
The operating results of the RVP segment for the second quarter ended June 28, 2008 include costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, a gain of approximately $2.5 million from the sale of a manufacturing facility, net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the second quarter ended June 30, 2007 include an approximate $0.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.3 million and net foreign exchange losses of approximately $0.7 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the second quarter ended June 28, 2008 include approximately $4.5 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the second quarter ended June 30, 2007 include a charge approximately $0.5 million related to a reserve for amounts due from customers, a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the second quarter ended June 28, 2008 include net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the second quarter ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and net foreign exchange losses of approximately $1.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The following table presents the financial information for the Company’s reporting segments for the first six months ended June 28, 2008 and June 30, 2007:

	For the first six months ended		Net Change
	June 28, 2008	June 30, 2007	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$375.2	$414.8	$(39.6)	(9.5	) %
Home technology products	255.3	267.1	(11.8)	(4.4)
Air conditioning and heating products	556.8	514.9	41.9	8.1
Consolidated net sales	$1,187.3	$1,196.8	$(9.5)	(0.8	) %
Operating earnings:
Residential ventilation products (1)	$31.9	$51.2	$(19.3)	(37.7	) %
Home technology products (2)	18.1	39.8	(21.7)	(54.5)
Air conditioning and heating products (3)	34.6	32.5	2.1	6.5
Subtotal	84.6	123.5	(38.9)	(31.5)
Unallocated:
Stock-based compensation charges	(0.1)	(0.2)	0.1	50.0
Foreign exchange gains on transactions, including intercompany debt	0.1	0.2	(0.1)	(50.0)
Unallocated, net	(14.3)	(14.0)	(0.3)	(2.1)
Consolidated operating earnings	$70.3	$109.5	$(39.2)	(35.8	) %
Depreciation and amortization expense:
Residential ventilation products	$13.6	$9.7	$3.9	40.2%
Home technology products	9.8	8.6	1.2	14.0
Air conditioning and heating products	12.0	12.3	(0.3)	(2.4)
Unallocated	0.6	0.5	0.1	20.0
	$36.0	$31.1	$4.9	15.8%
Operating earnings margin:
Residential ventilation products (1)	8.5%	12.3%
Home technology products (2)	7.1	14.9
Air conditioning and heating products (3)	6.2	6.3
Consolidated	5.9	9.2
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	3.6%	2.3%
Home technology products	3.8	3.2
Air conditioning and heating products	2.2	2.4
Consolidated	3.0	2.6

(1)
The operating results of the RVP segment for the first six months ended June 28, 2008 include costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, a gain of approximately $2.5 million from the sale of a manufacturing facility, net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million and net foreign exchange losses of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the first six months ended June 28, 2008 include approximately $4.7 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the first six months ended June 30, 2007 include a charge approximately $0.5 million related to a reserve for amounts due from customers, a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)
The operating results of the HVAC segment for the first six months ended June 28, 2008 include net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility, a charge of approximately $1.8 million related to a reserve for amounts due from customers and net foreign exchange losses of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The following table presents the financial information for the second quarter ended June 28, 2008 and June 30, 2007.  The results of operations for the second quarter ended June 28, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the second quarter of 2008
			as compared to the
	For the second quarter ended		second quarter of 2007
	June 28, 2008	June 30, 2007	$	%
	(Dollar amounts in millions)

Net sales	$647.1	$644.3	$2.8	0.4%
Cost of products sold	473.3	452.1	(21.2)	(4.7)
Selling, general and administrative expense, net	118.5	121.1	2.6	2.1
Amortization of intangible assets	8.4	6.4	(2.0)	(31.3)
Operating earnings	46.9	64.7	(17.8)	(27.5)
Interest expense	(47.4)	(48.7)	1.3	2.7
Loss from debt retirement	(9.9)	---	(9.9)	*
Investment income	0.2	0.5	(0.3)	(60.0)
(Loss) earnings before provision for income taxes	(10.2)	16.5	(26.7)	*
Provision for income taxes	33.3	9.2	(24.1)	*
Net (loss) earnings	$(43.5)	$7.3	$(50.8)	* %

				Change in percentage for
	Percentage of net sales for			the second quarter of 2008
	the second quarter ended			as compared to the
	June 28, 2008		June 30, 2007	second quarter of 2007

Net sales	100.0%		100.0%	---%
Cost of products sold	73.2		70.2	(3.0)
Selling, general and administrative expense, net	18.3		18.8	0.5
Amortization of intangible assets	1.3		1.0	(0.3)
Operating earnings	7.2		10.0	(2.8)
Interest expense	(7.3)		(7.6)	0.3
Loss from debt retirement	(1.5)		---	(1.5)
Investment income	---		0.1	(0.1)
(Loss) earnings before provision for income taxes	(1.6)		2.5	(4.1)
Provision for income taxes	5.1		1.4	(3.7)
Net (loss) earnings	(6.7	) %	1.1%	(7.8	) %

(1)	See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

The following table presents the financial information for the first six months ended June 28, 2008 and June 30, 2007.  The results of operations for the first six months ended June 28, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first six months of 2008
			as compared to the
	For the first six months ended		first six months of 2007
	June 28, 2008	June 30, 2007	$	%
	(Dollar amounts in millions)

Net sales	$1,187.3	$1,196.8	$(9.5)	(0.8	) %
Cost of products sold	864.9	836.7	(28.2)	(3.4)
Selling, general and administrative expense, net	237.0	238.2	1.2	0.5
Amortization of intangible assets	15.1	12.4	(2.7)	(21.8)
Operating earnings	70.3	109.5	(39.2)	(35.8)
Interest expense	(90.4)	(91.0)	0.6	0.7
Loss from debt retirement	(9.9)	---	(9.9)	*
Investment income	0.4	0.9	(0.5)	(55.6)
(Loss) earnings before provision for income taxes	(29.6)	19.4	(49.0)	*
Provision for income taxes	27.9	10.9	(17.0)	*
Net (loss) earnings	$(57.5)	$8.5	$(66.0)	*	%

				Change in percentage for
	Percentage of net sales for			the first six months of 2008
	the first six months ended			as compared to the
	June 28, 2008		June 30, 2007	first six months of 2007

Net sales	100.0%		100.0%	---%
Cost of products sold	72.8		69.9	(2.9)
Selling, general and administrative expense, net	20.0		19.9	(0.1)
Amortization of intangible assets	1.3		1.0	(0.3)
Operating earnings	5.9		9.2	(3.3)
Interest expense	(7.6)		(7.6)	---
Loss from debt retirement	(0.8)		---	(0.8)
Investment income	---		0.1	(0.1)
(Loss) earnings before provision for income taxes	(2.5)		1.7	(4.2)
Provision for income taxes	2.3		1.0	(1.3)
Net (loss) earnings	(4.8	) %	0.7%	(5.5	) %

(1)	See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

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

Excluding the effect of acquisitions and changes in foreign currency exchange rates, the operating results of the Company were adversely impacted in the second quarter and first six months of 2008 by a decline in sales volume in residential ventilation and home technology products as the housing market continued to weaken.  The results of operations for the second quarter and first six months ended June 28, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.  The demand for certain of the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing the Company’s sales levels during the first and fourth quarters.  Despite the current volatile operating environment, the Company has certain new business prospects for 2008 and expects such prospects will contribute positively to earnings, as discussed further below.  An overall decline in sales volume and higher material and transportation costs (which were partially offset by continued strategic sourcing initiatives as well as sales price increases) also adversely impacted the second quarter and first six months ended June 28, 2008.  The Company believes that declines in existing home sales, the instability in the troubled mortgage market and rising energy prices will have a negative impact on consumer disposable income and spending on home remodeling and repair expenditures through 2009, which will have an adverse effect on the Company’s operating results.

Net Sales.  Consolidated net sales increased approximately $2.8 million or 0.4% for the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and decreased approximately $9.5 million or 0.8% for the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007 as discussed further in the following paragraphs.  The effect of changes in foreign currency exchange rates and acquisitions contributed approximately $10.3 million and $8.4 million, respectively, to net sales for the second quarter ended June 28, 2008 and contributed approximately $22.3 million and $19.6 million, respectively, to net sales for the first six months ended June 28, 2008.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, consolidated net sales decreased approximately $15.9 million and $51.4 million in the second quarter and first six months ended June 28, 2008, respectively.

In the RVP segment, net sales decreased approximately $19.1 million or 9.3% for the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and decreased approximately $39.6 million or 9.5% for the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007.  Net sales in the RVP segment for the second quarter and first six months ended June 28, 2008 reflects an increase of approximately $8.0 million and $16.8 million, respectively, attributable to the effect of changes in foreign currency exchange rates and an increase of approximately $0.9 million and $1.9 million, respectively, attributable to acquisitions.

Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales in the RVP segment decreased approximately $28.0 million for the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and decreased approximately $58.3 million for the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007.  The decrease in net sales in the RVP segment for the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, partially offset by higher average unit sales price of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the second quarter and first six months of 2008 was down slightly as compared to the same periods of 2007.  Higher average unit sales price of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2007.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 79.8% and 80.1% of the total RVP segment’s gross sales for the second quarter and first six months ended June 28, 2008, respectively.  Sales of range hoods and bathroom exhaust fans decreased approximately 15.0% and 16.1% in the second quarter and first six months ended June 28, 2008, respectively, for the RVP segment’s domestic subsidiaries and excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 10.0% and 10.5% in the second quarter and first six months ended June 28, 2008, respectively, for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales decreased approximately $12.7 million or 8.8% for the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and decreased approximately $11.8 million or 4.4% for the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007.  Net sales in the HTP segment for the second quarter and first six months ended June 28, 2008 includes an increase of approximately $7.5 million and $17.7 million, respectively, attributable to acquisitions.  Excluding the effect of acquisitions, net sales in the HTP segment decreased approximately $20.2 million and $29.5 million for the second quarter and first six months ended June 28, 2008, respectively.  This decrease is due to decreased sales of audio and video distribution equipment and speakers, partially offset by an increase in sales of certain security and access control products.

In the HVAC segment, net sales increased approximately $34.6 million or 11.8% for the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and increased approximately $41.9 million or 8.1% for the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007.  Net sales in the HVAC segment for the second quarter and first six months ended June 28, 2008 reflects an increase of approximately $2.3 million and $5.5 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 includes higher sales volume of HVAC products sold to residential site-built and manufactured housing customers, in part, as a result of a sizeable new customer and increased sales volume of HVAC products sold to commercial air conditioning customers, in part, as a result of a sizeable job, of which approximately $40.2 million and $44.0 million was shipped during the second quarter and first six months of 2008, respectively.  Backlog for commercial HVAC products was approximately $169.5 million at June 30, 2007, approximately $172.7 million at December 31, 2007 and approximately $237.5 million at June 28, 2008.  This increase in backlog serving commercial HVAC customers at June 28, 2008 and December 31, 2007 reflects a new order received in the first quarter of 2008 for approximately $74.8 million, of which the Company expects the remaining approximate $30.8 million will be shipped over the remainder of 2008.  Price increases implemented in the second quarter and first six months of 2008 related to products sold to residential site-built and manufactured housing customers also contributed to the increase in net sales over the same periods of 2007.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.1% and 5.0% of the Company’s consolidated net sales for the second quarter ended June 28, 2008 and June 30, 2007, respectively and constituted approximately 4.8% and 4.6% of the Company’s consolidated net sales for the first six months ended June 28, 2008 and June 30, 2007, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.7% and 19.9% of consolidated net sales for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and were approximately 20.9% of consolidated net sales for each of the first six months ended June 28, 2008 and June 30, 2007.  Net sales from the Company’s Canadian subsidiaries were approximately 8.9% and 7.9% of consolidated net sales for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and were approximately 9.0% and 8.2% of consolidated net sales for the first six months ended June 28, 2008 and June 30, 2007, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 8.5% and 9.1% of consolidated net sales for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and were approximately 9.5% and 10.2% of consolidated net sales for the first six months ended June 28, 2008 and June 30, 2007, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $473.3 million for the second quarter ended June 28, 2008 as compared to approximately $452.1 million for the second quarter ended June 30, 2007 and was approximately $864.9 million for the first six months ended June 28, 2008 as compared to approximately $836.7 million for the first six months ended June 30, 2007.  Cost of products sold, as a percentage of net sales, increased from approximately 70.2% for the second quarter ended June 30, 2007 to approximately 73.2% for the second quarter ended June 28, 2008 and increased from approximately 69.9% for the first six months ended June 30, 2007 to approximately 72.8% for the first six months ended June 28, 2008 primarily as a result of the factors described below.

The Company consistently reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation.  During the second quarter and first six months of 2008, the Company implemented certain price increases, including certain price increases effective beginning in the third quarter of 2008, in each of its three segments to help offset higher costs.  In addition, the Company has several increases planned across all three of its segments for the remainder of the year should its costs for raw material and transportation continue to rise.  These price increases may not be totally realized and may not totally offset the impact of higher costs.

Overall, consolidated material costs were approximately 48.8% and 47.5% of net sales for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and were approximately 47.9% and 46.4% of net sales for the first six months ended June 28, 2008 and June 30, 2007, respectively.  As compared to the second quarter and first six months ended June 30, 2007, the Company experienced higher material costs related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and motors.  Cost increases during the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

During the second quarter and first six months ended June 28, 2008 the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the same periods of 2007.  These increases were partially offset by the Company’s strategic sourcing initiatives and through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the second quarter ended June 28, 2008 was approximately $141.0 million, or 75.4% as a percentage of the RVP segment’s net sales, as compared to approximately $143.4 million, or 69.6% as a percentage of the RVP segment’s net sales for the second quarter ended June 30, 2007.  In the RVP segment, cost of products sold for the first six months ended June 28, 2008 was approximately $280.5 million, or 74.8% as a percentage of the RVP segment’s net sales, as compared to approximately $288.9 million, or 69.6% as a percentage of the RVP segment’s net sales for the first six months ended June 30, 2007.  Cost of products sold in the RVP segment for the second quarter and first six months ended June 28, 2008 includes (1) an increase of approximately $6.2 million and $13.3 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) an increase of approximately $0.9 million and $1.6 million, respectively, contributed by acquisitions, (3) costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million and (4) approximately $0.3 million of severance charges related to the closure of the Company's Aubrey Manufacturing, Inc. Union, IL facility.  The increase in the percentage of cost of products sold to net sales for the second quarter and first six months ended June 28, 2008 over the same periods of 2007 in the RVP segment reflects the impact of the above items, a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in overhead costs, as well as an increase in material costs as a percentage of net sales related to purchases of steel and related purchased components, such as motors.

In the HTP segment, cost of products sold for the second quarter ended June 28, 2008 was approximately $72.7 million, or 55.4% as a percentage of the HTP segment’s net sales, as compared to approximately $76.0 million, or 52.8% as a percentage of the HTP segment’s net sales for the second quarter ended June 30, 2007.  In the HTP segment, cost of products sold for the first six months ended June 28, 2008 was approximately $140.4 million, or 55.0% as a percentage of the HTP segment’s net sales, as compared to approximately $141.8 million, or 53.1% as a percentage of the HTP segment’s net sales for the first six months ended June 30, 2007.  Cost of products sold in the HTP segment for the second quarter and first six months ended June 28, 2008 reflects an increase of approximately $4.9 million and $11.3 million, respectively, contributed by acquisitions.  Cost of products sold in the HTP segment for the second quarter and first six months ended June 30, 2007 reflects a decrease of approximately $0.2 million in warranty expense related to a product safety upgrade.  The increase in the percentage of cost of products sold to net sales for the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 is primarily as a result of lower sales without a proportionate decrease in overhead costs and increased transportation costs.

In the HVAC segment, cost of products sold for the second quarter ended June 28, 2008 was approximately $259.6 million, or 78.9% as a percentage of the HVAC segment’s net sales, as compared to approximately $232.7 million, or 79.1% as a percentage of the HVAC segment’s net sales, for the second quarter ended June 30, 2007.  In the HVAC segment, cost of products sold for the first six months ended June 28, 2008 was approximately $444.0 million, or 79.7% as a percentage of the HVAC segment’s net sales, as compared to approximately $406.0 million, or 78.9% as a percentage of the HVAC segment’s net sales, for the first six months ended June 30, 2007.  Cost of products sold in the HVAC segment for the second quarter and first six months ended June 28, 2008 includes an increase of approximately $1.7 million and $4.2 million, respectively, related to the effect of changes in foreign currency exchange rates.  The decrease in cost of products sold as a percentage of net sales for the second quarter ended June 28, 2008 as compared to the same period of 2007 reflects increased sales volume of product sold to both residential and commercial customers without a proportionate increase in costs and expenses, partially offset by higher material costs.  The increase in cost of products sold as a percentage of net sales for the first six months ended June 28, 2008 as compared to the same period of 2007 reflects an increase in material costs as a percentage of net sales for products sold to both residential and commercial customers, partially offset by increased sales volume of product sold to both residential and commercial customers without a proportionate increase in costs and expenses.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $118.5 million for the second quarter ended June 28, 2008 as compared to approximately $121.1 million for the second quarter ended June 30, 2007 and was approximately $237.0 million for the first six months ended June 28, 2008 as compared to approximately $238.2 million for the first six months ended June 30, 2007.  SG&A as a percentage of net sales decreased from approximately 18.8% for the second quarter ended June 30, 2007 to approximately 18.3% for the second quarter ended June 28, 2008 and increased slightly from approximately 19.9% for the first six months ended June 30, 2007 to approximately 20.0% for the first six months ended June 28, 2008.  SG&A decreased for the second quarter of 2008 as compared to the same period of 2007, in part, due to cost reduction measures initiated in the first and second quarter of 2008.

SG&A for the second quarter ended June 28, 2008 and June 30, 2007 includes, among others, the following items of increase (decrease) in expense (see Note D of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the second quarter ended
		June 28, 2008	June 30, 2007
		(Amounts in millions)

(1)	Fees, expenses and a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers	$4.5	$	---
(2)	SG&A related to acquisitions	3.0		---
(3)	Effect of changes in foreign currency exchange rates	2.0		---
(4)	Gain from the sale of a manufacturing facility within the RVP segment	(2.5)		---
(5)	Decrease in display expense in the RVP segment	(1.9)		---
(6)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(1.5)		1.7
(7)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility in the RVP segment	---		0.8
(8)	Charges related to reserves for amounts due from customers in the HTP and HVAC segments	---		0.5
(9)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility in the HVAC segment	---		0.3
(10)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland in the RVP segment	---		0.3
(11)	Reduction in reserves related to the closure of the Company's Jensen, Inc. Vernon, CA facility within the RVP segment	(0.1)		---

SG&A for the first six months ended June 28, 2008 and June 30, 2007 includes, among others, the following items of increase (decrease) in expense (see Note D of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the first six months ended
		June 28, 2008	June 30, 2007
		(Amounts in millions)

(1)	SG&A related to acquisitions	$7.9	$	---
(2)	Decrease in display expense within the RVP segment	(5.1)		---
(3)	Fees, expenses and a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers	4.7		---
(4)	Effect of changes in foreign currency exchange rates	3.8		---
(5)	Gain from the sale of a manufacturing facility within the RVP segment	(2.5)		---
(6)	Charges related to reserves for amounts due from customers within the HTP and HVAC segments	---		2.3
(7)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(1.4)		2.0
(8)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility within the RVP segment	---		1.4
(9)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment	---		1.3
(10)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility within the HVAC segment	---		0.3
(11)	Reduction in reserves related to the closure of the Company's Jensen, Inc. Vernon, CA facility within the RVP segment	(0.1)		---

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $2.0 million from approximately $6.4 million for the second quarter ended June 30, 2007 to approximately $8.4 million for the second quarter ended June 28, 2008 and increased approximately $2.7 million from approximately $12.4 million for the first six months ended June 30, 2007 to approximately $15.1 million for the first six months ended June 28, 2008.  The impact of acquisitions contributed approximately $0.9 million and $1.4 million to the increase in amortization of intangible assets for the second quarter and first six months ended June 28, 2008, respectively.  The remaining increase is primarily the result of finalizing the fair value adjustments to intangible assets relating to acquisitions in the RVP and HTP segments.

Depreciation Expense.  Depreciation expense increased approximately $0.1 million from approximately $10.1 million for the second quarter ended June 30, 2007 to approximately $10.2 million for the second quarter ended June 28, 2008 and increased approximately $2.2 million from approximately $18.7 million for the first six months ended June 30, 2007 to approximately $20.9 million for the first six months ended June 28, 2008.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions, which represented approximately $0.1 million and $0.3 million of the increase in the second quarter and first six months ended June 28, 2008, respectively.

Operating Earnings.  Consolidated operating earnings decreased by approximately $17.8 million from approximately $64.7 million for the second quarter ended June 30, 2007 to approximately $46.9 million for the second quarter ended June 28, 2008 and decreased by approximately $39.2 million from approximately $109.5 million for the first six months ended June 30, 2007 to approximately $70.3 million for the first six months ended June 28, 2008.  The effect of changes in foreign currency exchange rates contributed approximately $0.1 million and $0.7 million to operating earnings for the second quarter and first six months ended June 28, 2008, respectively, while the impact of acquisitions decreased operating earnings by approximately $1.3 million and $2.6 million for the second quarter and first six month ended June 28, 2008, respectively.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 10.0% for the second quarter ended June 30, 2007 to approximately 7.2% for the second quarter ended June 28, 2008 and decreased from approximately 9.2% for the first six months ended June 30, 2007 to approximately 5.9% for the first six months ended June 28, 2008.

Operating earnings of the RVP segment for the second quarter ended June 28, 2008 were approximately $16.0 million as compared to approximately $26.0 million for the second quarter ended June 30, 2007.  Operating earnings of the RVP segment for the first six months ended June 28, 2008 were approximately $31.9 million as compared to approximately $51.2 million for the first six months ended June 30, 2007.  The decrease in operating earnings in the RVP segment for the second quarter and first six months ended June 28, 2008 as compared to the same periods in 2007 is primarily as a result of lower sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decline in overhead costs and an increase in material costs related to purchases of steel and related purchased components, such as motors, as well as increased freight costs due to increased fuel surcharges.

Operating earnings in the RVP segment for the second quarter ended June 28, 2008 and June 30, 2007 includes the following increases (decreases) in operating earnings:

		For the second quarter ended
		June 28, 2008	June 30, 2007
		(Amounts in millions)

(1)	Gain from the sale of a manufacturing facility	$2.5	$	---
(2)	Increased amortization of intangible assets	(2.1)		---
(3)	Decrease in displays expense in the RVP segment	1.9		---
(4)	Net foreign exchange gains (losses) related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	1.4		(0.7)
(5)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	(1.4)		---
(6)	Decrease in operating earnings related to acquisitions	(0.9)		---
(7)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		(0.8)
(8)	Charges related to the closure of the Company's Aubrey Manufacturing, Inc. Union, IL facility	(0.3)		---
(9)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		(0.3)
(10)	Reduction in reserves related to the closure of the Company's Jensen, Inc. Vernon, CA facility	0.1		---

Operating earnings in the RVP segment for the first six months ended June 28, 2008 and June 30, 2007 includes the following increases (decreases) in operating earnings:

		For the first six months ended
		June 28, 2008	June 30, 2007
		(Amounts in millions)

(1)	Decrease in displays expense in the RVP segment	$5.1	$	---
(2)	Increased depreciation expense of property and equipment	(1.2)		---
(3)	Gain from the sale of a manufacturing facility	2.5		---
(4)	Increased amortization of intangible assets	(2.7)		---
(5)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	(1.4)		---
(6)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		(1.4)
(7)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		(1.3)
(8)	Decrease in operating earnings related to acquisitions	(1.2)		---
(9)	Net foreign exchange gains (losses) related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	0.9		(0.9)
(10)	Increase in operating earnings related to effect of changes in foreign currency exchange rates	0.5		---
(11)	Charges related to the closure of the Company's Aubrey Manufacturing, Inc. Union, IL facility	(0.3)		---
(12)	Reduction in reserves related to the closure of the Company's Jensen, Inc. Vernon, CA facility	0.1		---

Operating earnings of the HTP segment for the second quarter ended June 28, 2008 were approximately $7.8 million as compared to approximately $23.3 million for the second quarter ended June 30, 2007 and were approximately $18.1 million for the first six months ended June 28, 2008 as compared to approximately $39.8 million for the first six months ended June 30, 2007.  The decrease in operating earnings in the HTP segment for the second quarter and first six months ended June 28, 2008 over the same periods in 2007 is primarily a result of decreased sales volume of audio and video distribution equipment and speakers without a proportionate decrease in overhead costs and increased transportation costs, partially offset by higher sales volume of certain security and access control devices.

Operating earnings of the HTP segment for the second quarter and first six months ended June 28, 2008 reflects (1) approximately $4.5 million and $4.7 million, respectively, of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers, (2) a decrease of approximately $0.4 million and $1.4 million, respectively, contributed by acquisitions, (3) approximately $0.2 million and $0.5 million, respectively, of increased depreciation expense of property and equipment and approximately $0.1 million and $0.7 million, respectively, of increased amortization of intangible assets and (4) net foreign exchange gains of approximately $0.2 million related to transactions.

Operating earnings of the HTP segment for the second quarter and first six months ended June 30, 2007 reflects (1) a charge of approximately $0.5 million related to a reserve for amounts due from customers recorded in the second quarter of 2007, (2) a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and (3) net foreign exchange gains of approximately $0.1 million related to transactions.

Operating earnings of the HVAC segment were approximately $29.9 million for the second quarter ended June 28, 2008 as compared to approximately $22.7 million for the second quarter ended June 30, 2007 and were approximately $34.6 million for the first six months ended June 28, 2008 as compared to approximately $32.5 million for the first six months ended June 30, 2007.  The increase in operating earnings in the HVAC segment for the second quarter and first six months ended June 28, 2008 as compared to the same periods in 2007 is primarily the result of increased sales volume of products sold to both residential and commercial customers without a proportionate increase in costs and expenses, partially offset by an increase in material and transportation costs for products sold to both residential and commercial customers.

Operating earnings of the HVAC segment for the second quarter and first six months ended June 28, 2008 reflect (1) approximately $0.1 million of decreased depreciation expense and $0.5 million of increased depreciation expense, respectively, of property and equipment and approximately $0.3 million and $0.8 million, respectively, of decreased amortization of intangible assets, (2) an increase in earnings of approximately $0.1 million and $0.2 million, respectively, from the effect of changes in foreign currency exchange rates and (3) net foreign exchange losses of approximately $0.1 million for the second quarter of 2008 and net foreign exchange gains of approximately $0.2 million for the first six months of 2008 related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HVAC segment for the second quarter and first six months ended June 30, 2007 reflects (1) a charge of approximately $1.8 million related to reserves for amounts due from customers recorded in the first six months of 2007, (2) a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility recorded in the second quarter of 2007 and (3) net foreign exchange losses of approximately $1.2 million and $1.4 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, were approximately 6.1% and 11.2% of operating earnings (before unallocated and corporate expenses) for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and were approximately 6.1% and 13.9% of operating earnings (before unallocated and corporate expenses) for the first six months ended June 28, 2008 and June 30, 2007, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense decreased approximately $1.3 million or approximately 2.7% during the second quarter ended June 28, 2008 as compared to the second quarter ended June 30, 2007 and decreased approximately $0.6 million or approximately 0.7% during the first six months ended June 28, 2008 as compared to the first six months ended June 30, 2007.  On May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter and first six months of 2007 related primarily to the decrease in the fair value of the Option (see Note B to the Notes to the Unaudited Financial Statements included elsewhere herein).  As a result of this additional non-cash interest being recorded in 2007, interest expense decreased in the second quarter and first six months of 2008 accordingly.  This decrease in the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 was partially offset by approximately $0.7 million and $2.8 million, respectively, of additional interest expense from increased average principle balances on the Company’s debt obligations and an increase of approximately $2.1 million and $0.1 million, respectively, related to increased interest rates.

Loss from Debt Retirement.  On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) and also entered into a new five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”).  The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter ended June 28, 2008, primarily as a result of writing off unamortized deferred debt expense.

Investment Income.  Investment income was approximately $0.2 million and $0.5 million for the second quarter ended June 28, 2008 and June 30, 2007, respectively, and was approximately $0.4 million and $0.9 million for the first six months ended June 28, 2008 and June 30, 2007, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $33.3 million for the second quarter ended June 28, 2008 as compared to approximately $9.2 million for the second quarter ended June 30, 2007 and was approximately $27.9 million for the first six months ended June 28, 2008 as compared to approximately $10.9 million for the first six months ended June 30, 2007.  The effective income tax rates of approximately (94.3)% and 56.2% for the first six months ended June 28, 2008 and June 30, 2007, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of increases in valuation allowances against domestic deferred tax assets, state income tax provisions, non-deductible expenses, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between 2008 and 2007 is principally due to increases in valuation allowances against domestic deferred tax assets and interest on uncertain tax positions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

During the second quarter ended June 28, 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 Transactions.  As a result of this analysis, the Company established a valuation allowance of approximately $17.0 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the first six months ended June 28, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic operating losses generated in the period of approximately $17.4 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.

Net (Loss) Earnings.  Consolidated net (loss) earnings decreased by approximately $50.8 million from net earnings of approximately $7.3 million, or 1.1% as a percentage of net sales, for the second quarter ended June 30, 2007 to a net loss of approximately $43.5 million for the second quarter ended June 28, 2008 and decreased by approximately $66.0 million from net earnings of approximately $8.5 million, or 0.7% as a percentage of net sales, for the first six months ended June 30, 2007 to a net loss of approximately $57.5 million for the first six months ended June 28, 2008.  The decrease in the second quarter and first six months ended June 28, 2008 was primarily due to the factors discussed above, which included a decrease of approximately $17.8 million and $39.2 million, respectively, in consolidated operating earnings, a loss from debt retirement of approximately $9.9 million recorded in the second quarter of 2008, an increase of approximately $24.1 million and $17.0 million, respectively, in the provision for income taxes and a decrease in investment income of approximately $0.3 million and $0.5 million, respectively, partially offset by a decrease of approximately $1.3 million and $0.6 million, respectively, in interest expense.

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

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies.  In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s ABL Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance.  The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies.  The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance.

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

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarter ended June 28, 2008 and June 30, 2007:

	For the second quarter ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Net (loss) earnings (1), (2)	$(43.5)	$7.3
Provision for income taxes	33.3	9.2
Interest expense (3)	47.4	48.7
Investment income	(0.2)	(0.5)
Depreciation expense	10.2	10.1
Amortization expense	8.4	6.4
EBITDA (1), (2)	$55.6	$81.2

(1)	Net loss and EBITDA for the second quarter ended June 28, 2008 includes the following other income and expense items:
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	approximately $4.5 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers within the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million within the RVP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility within the RVP segment,
•	net foreign exchange gains of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(2)	Net earnings and EBITDA for the second quarter ended June 30, 2007 includes the following other income and expense items:
•	net foreign exchange losses of approximately $1.7 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	a charge of approximately $0.8 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment,
•	a charge of approximately $0.5 million related to a reserve for amounts due from customers within the HTP segment,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $0.3 million,
•	a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment, and
•	a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade within the HTP segment.

(3)
Interest expense for the second quarter ended June 28, 2008 includes cash interest of approximately $29.4 million and non-cash interest of approximately $18.0 million.  Interest expense for the second quarter ended June 30, 2007 includes cash interest of approximately $29.4 million and non-cash interest of approximately $19.3 million.

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first six months ended June 28, 2008 and June 30, 2007:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Net (loss) earnings (1), (2)	$(57.5)	$8.5
Provision for income taxes	27.9	10.9
Interest expense (3)	90.4	91.0
Investment income	(0.4)	(0.9)
Depreciation expense	20.9	18.7
Amortization expense	15.1	12.4
EBITDA (1), (2)	$96.4	$140.6

(1)	Net loss and EBITDA for the first six months ended June 28, 2008 includes the following other income and expense items:
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	approximately $4.7 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers within the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million within the RVP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility within the RVP segment,
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(2)	Net earnings and EBITDA for the first six months ended June 30, 2007 includes the following other income and expense items:
•	charges of approximately $2.3 million related to reserves for amounts due from customers within the HTP and HVAC segments,
•	net foreign exchange losses of approximately $2.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	a charge of approximately $1.4 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $1.3 million,
•	a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment, and
•	a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade within the HTP segment.

(3)
Interest expense for the first six months ended June 28, 2008 includes cash interest of approximately $55.4 million and non-cash interest of approximately $35.0 million.  Interest expense for the first six months ended June 30, 2007 includes cash interest of approximately $57.2 million and non-cash interest of approximately $33.8 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash flow from subsidiaries, its ability to borrow under the terms of Nortek’s ABL Facility and its unrestricted cash and cash equivalents.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control.  Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, energy costs, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  Reduced levels of home sales and housing starts and other softening in the housing markets negatively affected the Company’s results of operations and its cash flow in the first six months of 2008 and these factors are expected to continue to negatively affect the Company’s results of operations and its cash flow.

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

On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of the 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $721.7 million.  The 10% Senior Secured Notes, which are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States, were issued and sold in a private Rule 144A offering to institutional investors.  On August 11, 2008, Nortek filed a registration statement with the SEC to exchange the 10% Senior Secured Notes for registered notes.

Interest on the 10% Senior Secured Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2008, until maturity.  Interest on the 10% Senior Secured Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 1, 2011, Nortek may redeem up to 35% of the aggregate principal amount of the 10% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 10% Senior Secured Notes remains outstanding after the redemption.  After June 1, 2011 the 10% Senior Secured Notes are redeemable at the option of Nortek, in whole or in part, at any time and from time to time, on or after June 1, 2011 at 105.0%, declining to 102.5% on June 1, 2012 and further declining to 100.0% on June 1, 2013.  In addition, the 10% Senior Secured Notes contain a call provision whereby not more than once during any twelve-month period Nortek may redeem the 10% Senior Secured Notes at a redemption price equal to 103.0% plus accrued and unpaid interest, provided that the aggregate amount of these redemptions does not exceed $75.0 million.

The 10% Senior Secured Notes are secured by a first-priority lien on substantially all of Nortek’s and its domestic subsidiaries’ tangible and intangible assets, except those assets securing Nortek’s new five-year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) on a first-priority basis.  The 10% Senior Secured Notes have a second-priority lien on the ABL Facility’s first-priority collateral and rank equally with all existing and future senior secured indebtedness of Nortek.   If Nortek experiences a change in control, each holder of the notes will have the right to require Nortek to purchase the notes at a price equal to 101% of the principal amount thereof.  In addition, a change of control may constitute an event of default under Nortek’s new ABL Facility and would also require Nortek to offer to purchase its 8 1/2% senior subordinated notes at 101% of the principal amount thereof, together with accrued and unpaid interest.

The indenture governing the 10% Senior Secured Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

In connection with the offering of the 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing and approximately $35.0 million remains outstanding at June 28, 2008.  Subsequent to June 28, 2008, an additional $15.0 million was repaid on Nortek’s ABL Facility.  Nortek incurred fees and expenses of approximately $11.2 million, which are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.

There are limitations on Nortek’s ability to incur the full $350.0 million of commitments under the ABL Facility.  Availability is limited to the lesser of the borrowing base and $350.0 million, and the covenants under the 8 1/2% senior subordinated notes do not currently allow Nortek to incur up to the full $350.0 million.  The borrowing base at any time will equal the sum (subject to certain reserves and other adjustments) of:

•	85% of the net amount of eligible accounts receivable;
•	85% of the net orderly liquidation value of eligible inventory; and
•	available cash subject to certain limitations as specified in the ABL Facility.

The interest rates applicable to loans under Nortek’s ABL Facility are, at Nortek’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or twelve month period, if available) or an alternate base rate chosen by Nortek, plus an applicable margin percentage.  The alternate base rate will be the greater of (1) the prime rate or (2) the Federal Funds rate plus 0.50% plus the applicable margin, which is determined based upon the average excess borrowing availability for the previous fiscal quarter.  Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under Nortek’s ABL Facility is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will comply with a minimum fixed charge ratio test.

The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility (collectively, the “May 2008 Transactions”) plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter ended June 28, 2008, primarily as a result of writing off unamortized deferred debt expense.

In March 2008, Moody’s downgraded the debt ratings for Nortek and its Parent Company, NTK Holdings, from “B2” to “B3” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2008 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract meaningfully in 2008 and possibly in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.  In May 2008, Moody’s affirmed its rating of B3 for Nortek and NTK Holdings.  The rating agency also assigned a B1 rating to Nortek’s new 10% Senior Secured Notes.

In April 2008, Standard & Poor’s lowered its ratings for Nortek and its Parent Company, NTK Holdings, from “B” to “B-” and issued a negative outlook.  Standard & Poor’s rating downgrade reflected the Company’s weaker overall financial profile resulting from the challenging operating conditions in the Company’s new residential construction and remodeling markets.  The negative outlook reflected Standard & Poor’s concerns about the US economy, difficult credit markets and cost inflation, and the anticipation that the Company’s credit metrics will remain challenged for at least the next several quarters.  In May 2008, Standard & Poor’s affirmed its corporate credit rating of B- for Nortek and NTK Holdings, however, it removed the ratings from negative watch.  Standard & Poor’s also assigned a B rating to Nortek’s new 10% Senior Secured Notes.

On May 10, 2006, the Company borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  The senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense in the second quarter and first six months of 2007 related primarily to the decrease in the fair value of the option.  The Company’s senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At June 28, 2008, the senior unsecured loan facility had an actual interest rate of approximately 9.24%.  The Company is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $5.7 million and $11.4 million of accrued interest for the second quarter and first six months ended June 28, 2008, respectively, and recorded approximately $5.3 million and $10.0 million of accrued interest for the second quarter and first six months ended June 30, 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At June 28, 2008 and December 31, 2007, the actual outstanding principal balance on the senior unsecured loan facility was approximately $249.4 million and $238.0 million, respectively.  The amount recorded as of June 28, 2008 and December 31, 2007, net of unamortized debt discount of approximately $3.8 million and $4.1 million, respectively, is approximately $245.6 million and $233.9 million, respectively.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at June 28, 2008 and December 31, 2007, respectively.

The Company had consolidated debt at June 28, 2008 of approximately $2,105.2 million consisting of the following:

(Amounts in millions)
NTK Holdings' 10 3/4% Senior Discount Notes due 2014, net of unamortized discount of approximately $106.3 million	$356.7
NTK Holdings' senior unsecured loan facility, including approximately $44.4 million of debt accretion related to the PIK option *	245.6
Nortek’s 10% Senior Secured Notes due 2013, net of unamortized discount of approximately $7.7 million	742.3
Nortek's 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0
Nortek's long-term notes, mortgage notes and other indebtedness	41.6
Nortek's 9 7/8% Senior Subordinated Notes due 2011, including unamortized premium	10.0
Subtotal	2,021.2
Nortek's short-term borrowings and current maturities of long-term debt (including borrowings of approximately $35.0 million under Nortek’s ABL Facility)	84.0
$2,105.2

*	Also net of approximately $3.8 million of unamortized debt discount at June 28, 2008.

During the first six months ended June 28, 2008, the Company had a net increase in its consolidated debt of approximately $87.3 million resulting from:

(Amounts in millions)

Net increases in debt related to May 2008 Transactions (1)	$36.7
Non-cash interest activity (2)	30.0
Other debt activity (3)	20.6
$87.3

(1)	Debt activity related to May 2008 Transactions is comprised of the following:

(Amounts in millions)
Issuance of 10% Senior Secured Notes, net of original debt discount of approximately $7.8 million	$742.2
Borrowings under Nortek’s ABL Facility	50.0
Repayment of outstanding borrowings under Nortek’s senior secured credit facility	(755.5)
$36.7

(2)	Debt activity related to non-cash interest activity is comprised of the following:

(Amounts in millions)
Debt accretion relating to the 10 3/4% Senior Discount Notes	$18.2
Debt accretion relating to the PIK option on the senior unsecured loan facility	11.4
Debt discount, net relating to the Company’s senior unsecured loan facility and Nortek’s 10% Senior Secured Notes	0.4
$30.0

(3)	Other debt activity is comprised of the following:

(Amounts in millions)
Net borrowings under the revolving portion of Nortek’s senior secured credit facility prior to the May 2008 Transactions	$45.0
Additional borrowings related primarily to the Company’s foreign subsidiaries	8.0
Payments made related to Nortek’s ABL Facility	(15.0)
Other principal payments	(21.7)
Changes in foreign currency exchange rates and other	4.3
$20.6

The Company’s debt to equity ratio was approximately 56.7:1 at June 28, 2008 as compared to approximately 22.7:1 at December 31, 2007.  The increase in the ratio was a result of an increase in indebtedness as noted above, as well as, a decrease in stockholder’s investment, primarily due to a net loss of approximately $57.5 million for the first six months ended June 28, 2008.

The agreements that govern the terms of the Company’s debt, including the indentures that govern NTK Holdings’ 10 3/4% Senior Discount Notes, Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% senior subordinated notes and the credit agreements that govern NTK Holdings’ senior unsecured loan facility and Nortek’s ABL Facility, contain covenants that restrict the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make loans or investments, incur certain liens, enter into transactions with affiliates and consolidate, merge or sell assets.

At June 28, 2008, the Company had approximately $49.4 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends to service NTK Holdings’ debt obligations, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  As of June 28, 2008, Nortek had the capacity to make certain payments, including dividends to service NTK Holdings’ debt obligations, of up to approximately $145.9 million.  As of June 28, 2008, Nortek’s Fixed Charge Coverage Ratio was approximately 1.67:1.  If Nortek’s Fixed Charge Coverage Ratio was at least 2.00:1 as of June 28, 2008, Nortek would have up to approximately $243.5 million available to make certain payments, including dividends to service NTK Holding’s debt obligations.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of the Company’s outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.  Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for December 31, 2007, was paid during the second quarter of 2008.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $54.0 million.

The Company expects to meet its cash flow requirements for fiscal 2008, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of Nortek’s ABL Facility.

As noted above, during the second quarter of 2008, Nortek issued $750.0 million of 10% Senior Secured Notes, entered into a new five year $350.0 million senior secured asset-based revolving credit facility and repaid all outstanding borrowings under Nortek’s senior secured credit facility.  As a result of these transactions, the following is a summary of the Company’s estimated future cash obligations under long-term debt obligations and interest payments as of June 28, 2008:

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater	Total
	(Amounts in millions)

Notes, mortgage notes and obligations payable (1), (2)	$13.3	$141.6	$131.7	$1,876.4	$2,163.0
Interest payments (3), (4), (5)	142.4	331.3	388.0	189.6	1,051.3
Capital lease obligations	2.3	4.6	4.1	7.9	18.9
Total	$158.0	$477.5	$523.8	$2,073.9	$3,233.2

(1)	Excludes notes payable and other short-term obligations of approximately $68.4 million, including outstanding borrowings under the ABL Facility of approximately $35.0 million.

(2)	Excludes unamortized debt discount of approximately $7.7 million and $3.8 million related to Nortek’s 10% Senior Secured Notes and the Company’s senior unsecured loan facility, respectively.

(3)	Based upon interest rates in effect at June 28, 2008.

(4)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2017 in the above table.

(5)	Includes interest payments on Nortek’s ABL Facility which are estimated to continue through May 20, 2013 in the above table.

Although the Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties, the above table does not reflect these obligations as there have been no significant changes in these obligations since December 31, 2007.

The Company’s combined short-term and long-term product liability accruals increased from approximately $35.0 million at December 31, 2007 to approximately $37.9 million at June 28, 2008.  Product liability expense increased from approximately $2.3 million for the second quarter ended June 30, 2007 to approximately $3.3 million for the second quarter ended June 28, 2008 and increased from approximately $5.6 million for the first six months ended June 30, 2007 to approximately $6.2 million for the first six months ended June 28, 2008.  The increase in product liability expense for the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 is primarily the result of an increase in product liability accruals of approximately $0.6 million recorded in the in the RVP segment during the first six months of 2008.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $47.3 million at December 31, 2007 to approximately $50.6 million at June 28, 2008.  Warranty expense increased from approximately $7.8 million for the second quarter ended June 30, 2007 to approximately $8.7 million for the second quarter ended June 28, 2008 and increased from approximately $13.3 million for the first six months ended June 30, 2007 to approximately $16.0 million for the first six months ended June 28, 2008.  The increase in warranty expense for the second quarter and first six months ended June 28, 2008 as compared to the same periods of 2007 is primarily as a result of increased expense levels for residential HVAC products due to higher sales volume in the second quarter and first six months of 2008 as compared to the same periods of 2007.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Unrestricted cash and cash equivalents increased from approximately $53.4 million at December 31, 2007 to approximately $79.1 million at June 28, 2008.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At June 28, 2008, approximately $3.3 million (of which approximately $2.3 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $8.6 million for the second quarter ended June 28, 2008 as compared to approximately $7.3 million for the second quarter ended June 30, 2007 and were approximately $15.9 million for the first six months ended June 28, 2008 as compared to approximately $14.1 million for the first six months ended June 30, 2007.  Capital expenditures were approximately $36.4 million for the year ended December 31, 2007 and are expected to be between approximately $30.0 million and $35.0 million in 2008.

The Company’s working capital and current ratio increased from approximately $205.7 million and 1.4:1, respectively, at December 31, 2007 to approximately $266.1 million and 1.5:1, respectively, at June 28, 2008.  This increase in working capital for the first six months ended June 28, 2008 was primarily a result of increases in inventories and accounts receivable and decreases in current maturities of long-term debt and accrued expenses and taxes, net, partially offset by increases in accounts payable, as described further below and previously.  The increase in cash from December 31, 2007 to June 28, 2008 was also a contributing factor to the increase in working capital.

Accounts receivable increased approximately $48.2 million, or approximately 15.1%, between December 31, 2007 and June 28, 2008, while net sales increased approximately $77.9 million, or approximately 13.7%, in the second quarter of 2008 as compared to the fourth quarter of 2007.  This increase in accounts receivable is primarily as a result of increased sales volume in the Company’s residential HVAC products.  The effect of changes in foreign currency exchange rates contributed approximately $3.3 million to the increase in accounts receivable at June 28, 2008. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 28, 2008 as compared to December 31, 2007.  Accounts receivable from customers related to foreign operations decreased approximately $0.2 million, or approximately 0.2%, between December 31, 2007 and June 28, 2008.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first six months of 2008.

Inventories increased approximately $21.8 million, or approximately 7.1%, between December 31, 2007 and June 28, 2008 as a result of increased purchases in the HVAC segment to support future sales levels.  The effect of changes in foreign currency exchange rates contributed approximately $1.4 million to the increase in inventories at June 28, 2008.

Accounts payable increased approximately $57.3 million, or 29.7%, between December 31, 2007 and June 28, 2008 due primarily to increased inventory levels in the HVAC segment and the timing of payments.  The effect of changes in foreign currency exchange rates contributed approximately $3.4 million to the increase in accounts payable at June 28, 2008.

Accrued expenses and taxes, net decreased approximately $10.2 million, or approximately 4.1%, between December 31, 2007 and June 28, 2008 primarily as a result of contingent consideration payments of approximately $32.7 million which were accrued at December 31, 2007 and were paid in the second quarter of 2008, partially offset by approximately $9.8 million of increased accrued interest on Nortek’s 10% Senior Secured Notes, approximately $4.7 million related to a reserve recorded within the HTP segment in connection with a contemplated settlement of a dispute with one of its former suppliers and approximately $2.9 million of increased insurance reserves primarily consisting of product liability accruals in the RVP segment as noted previously.

Changes in certain working capital accounts, as noted above, between December 31, 2007 and June 28, 2008, differ from the changes reflected in the Company’s unaudited condensed consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows provided by operating activities decreased by approximately $1.5 million from approximately $46.1 million for the first six months ended June 30, 2007 to approximately $44.6 million for the first six months quarter ended June 28, 2008.  This decrease is primarily due to a decrease in net (loss) earnings of approximately $66.0 million partially offset by an increase in the deferred federal income tax provision of approximately $26.3 million and a decrease in working capital needs of approximately $25.0 million.  Net cash flows used in investing activities decreased by approximately $45.4 million from approximately $89.7 million for the first six months ended June 30, 2007 to approximately $44.3 million for the first six months ended June 28, 2008.  This decrease was primarily due to a decrease in payments for acquisitions of approximately $43.6 million and an increase of approximately $6.1 million in proceeds from the sale of property and equipment, partially offset by an increase in the level of capital expenditures of approximately $1.8 million.  Net cash flows provided by financing activities decreased by approximately $36.1 million from approximately $61.5 million for the first six months ended June 30, 2007 to approximately $25.4 million for the first six months ended June 28, 2008.  This decrease was primarily due to fees paid in connection with the May 2008 Transactions of approximately $31.7 million and a decline in net borrowings of approximately $13.0 million, partially offset by an equity investment by THL-Nortek Investors, LLC of approximately $4.2 million during the second quarter of 2008.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents increased approximately $25.7 million and $17.9 million from December 31, 2007 to June 28, 2008 and from December 31, 2006 to June 30, 2007, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$41.8	$68.3
Change in accounts receivable, net	(44.8)	(47.2)
Change in inventories	(20.4)	(33.7)
Change in prepaids and other current assets	(4.0)	2.3
Change in accounts payable	53.9	49.5
Change in accrued expenses and taxes	12.3	7.6
Investing Activities:
Capital expenditures	(15.9)	(14.1)
Net cash paid for businesses acquired	(32.7)	(76.3)
Proceeds from the sale of property and equipment	6.2	0.1
Change in restricted cash and marketable securities	---	1.2
Financing Activities:
Change in borrowings, net	66.3	66.0
Net proceeds from sale of the 10% Senior Secured Notes due 2013	742.2	---
Redemption of Nortek's senior secured credit facility	(755.5)	---
Fees paid in connection with new debt facilities	(31.7)	---
Equity investment by THL-Nortek Investors, LLC	4.2	---
Payment in connection with senior unsecured loan facility rollover	---	(4.5)
Other, net	3.8	(1.3)
	$25.7	$17.9

(1)
Summarized from the Company’s unaudited condensed consolidated statement of cash flows for the first six months ended June 28, 2008 and June 30, 2007 (see the Unaudited Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units’ cash-generating ability to fund income tax payments, corporate overhead, debt service, capital expenditures and increases in working capital.  EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions.  In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s ABL Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance.  The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance.

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first six months ended June 28, 2008 and June 30, 2007:

	For the first six months ended
	June 28, 2008	June 30, 2007
	(Dollar amounts in millions)

Net cash provided by operating activities	$44.6	$46.1
Cash used by working capital and other long-term asset and liability changes	(2.8)	22.2
Deferred federal income tax (provision) benefit	(20.8)	5.5
Gain (loss) on property and equipment	2.5	(0.2)
Loss from debt retirement	(9.9)	---
Non-cash interest expense, net	(35.0)	(33.8)
Non-cash stock-based compensation expense	(0.1)	(0.2)
Provision for income taxes	27.9	10.9
Interest expense (3)	90.4	91.0
Investment income	(0.4)	(0.9)
EBITDA (1), (2)	$96.4	$140.6

(1)	EBITDA for the first six months ended June 28, 2008 includes the following other income and expense items:
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	approximately $4.7 million of fees, expenses and a reserve recorded in connection with a contemplated settlement of a dispute with one of its former suppliers within the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million within the RVP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility within the RVP segment,
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(2)	EBITDA for the first six months ended June 30, 2007 includes the following other income and expense items:
•	charges of approximately $2.3 million related to reserves for amounts due from customers within the HTP and HVAC segments,
•	net foreign exchange losses of approximately $2.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	a charge of approximately $1.4 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $1.3 million,
•	a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment, and
•	a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade within the HTP segment.

(3)
Interest expense for the first six months ended June 28, 2008 includes cash interest of approximately $55.4 million and non-cash interest of approximately $35.0 million.  Interest expense for the first six months ended June 30, 2007 includes cash interest of approximately $57.2 million and non-cash interest of approximately $33.8 million.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, credit availability, inflation, energy costs, consumer confidence and unemployment, among others.  The Company’s performance in the second quarter and first six months of 2008 was adversely impacted as a result of the troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity, as well as a negative impact on consumer spending on home remodeling and repair.  In the second quarter and first six months of 2008 the Company’s earnings continued to be challenged by higher commodity costs which have only been partially offset by the Company’s strategic cost reduction initiatives.  The Company expects these industry and market trends to continue through 2009.

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

The Company is subject to the effects of changing prices and for the past several years, the impact of inflation has had a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  The Company continued to experience higher material costs primarily related to purchases of steel, copper and aluminum in the second quarter of 2008.  Additionally, during the second quarter of 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the second quarter of 2007.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As of June 28, 2008, approximately 6.9% of the Company’s workforce was subject to various collective bargaining agreements.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 28, 2008, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 28, 2008, approximately 85.6% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at June 28, 2008, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining six months of 2008 of approximately $1.5 million.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first six months of 2008, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholder’s investment of approximately $0.9 million and $1.3 million for the second quarter and first six months ended June 28, 2008, respectively.  Additionally, the impact of changes in foreign currency exchange rates related to transactions resulted in an increase in foreign exchange gains recorded in selling, general and administrative expense, net of approximately $3.2 million and $3.4 million for the second quarter and first six months ended June 28, 2008, respectively, as compared to the same periods of 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short- term obligations at June 28, 2008 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At June 28, 2008, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At June 28, 2008, the Company did not have any material outstanding commodity forward contracts.

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

August 12, 2008