Form 10-Q
period 2008-09-27
NTK Holdings, Inc.
filed 2008-11-12
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                        (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares of Common Stock outstanding as of November 7, 2008 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 27,	December 31,
	2008	2007
Assets
Current Assets:
Unrestricted cash and cash equivalents	$80.2	$53.4
Restricted cash	0.7	1.0
Accounts receivable, less allowances of $13.3 and $12.2	338.0	320.0
Inventories:
Raw materials	100.5	91.6
Work in process	32.0	29.9
Finished goods	191.2	187.1
	323.7	308.6

Prepaid expenses	14.2	11.7
Other current assets	14.4	19.8
Prepaid income taxes	22.1	28.9
Total current assets	793.3	743.4

Property and Equipment, at Cost:
Land	10.6	10.4
Buildings and improvements	112.4	110.1
Machinery and equipment	234.0	217.1
	357.0	337.6
Less accumulated depreciation	129.0	99.7
Total property and equipment, net	228.0	237.9

Other Assets:
Goodwill	919.0	1,528.9
Intangible assets, less accumulated amortization of $102.2 and $80.7	143.8	156.6
Deferred debt expense	49.0	31.4
Restricted investments and marketable securities	2.4	2.3
Other assets	9.8	10.3
	1,124.0	1,729.5
Total Assets	$2,145.3	$2,710.8

Liabilities and Stockholder’s (Deficit) Investment

Current Liabilities:
Notes payable and other short-term obligations	$65.0	$64.0
Current maturities of long-term debt	15.8	32.4
Long-term debt (see Note B)	9.2	---
Accounts payable	214.4	192.7
Accrued expenses and taxes, net	242.6	248.6
Total current liabilities	547.0	537.7

Other Liabilities:
Deferred income taxes	32.1	37.0
Other	150.7	125.6
	182.8	162.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	2,021.1	1,921.5

Commitments and Contingencies (see Note G)

Stockholder’s (Deficit) Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at September 27, 2008 and December 31, 2007	---	---
Additional paid-in capital	25.9	21.6
(Accumulated deficit) retained earnings	(664.4)	29.7
Accumulated other comprehensive income	32.9	37.7
Total stockholder's (deficit) investment	(605.6)	89.0
Total Liabilities and Stockholder's (Deficit) Investment	$2,145.3	$2,710.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Net Sales	$582.6	$602.2

Costs and Expenses:
Cost of products sold (see Note D)	434.4	433.0
Selling, general and administrative expense, net (see Note D)	121.2	125.1
Goodwill impairment charge (see Note A)	600.0	---
Amortization of intangible assets	6.7	6.5
	1,162.3	564.6
Operating (loss) earnings	(579.7)	37.6
Interest expense	(53.4)	(46.4)
Investment income	0.2	0.6
Loss before provision for income taxes	(632.9)	(8.2)
Provision for income taxes	3.7	0.5
Net loss	$(636.6)	$(8.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Net Sales	$1,769.9	$1,799.0

Costs and Expenses:
Cost of products sold (see Note D)	1,299.3	1,269.7
Selling, general and administrative expense, net (see Note D)	358.2	363.3
Goodwill impairment charge (see Note A)	600.0	---
Amortization of intangible assets	21.8	18.9
	2,279.3	1,651.9
Operating (loss) earnings	(509.4)	147.1
Interest expense	(143.8)	(137.4)
Loss from debt retirement	(9.9)	---
Investment income	0.6	1.5
(Loss) earnings before provision for income taxes	(662.5)	11.2
Provision for income taxes	31.6	11.4
Net loss	$(694.1)	$(0.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net loss	$(694.1)	$(0.2)

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	53.1	46.9
Non-cash interest expense, net	53.7	50.4
Non-cash goodwill impairment charge	600.0	---
Non-cash stock-based compensation expense	0.1	0.3
(Gain) loss on property and equipment	(2.5)	1.0
Loss from debt retirement	9.9	---
Deferred federal income tax provision (benefit)	16.8	(9.4)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(20.2)	(12.6)
Inventories	(16.3)	(36.7)
Prepaids and other current assets	(1.5)	1.4
Accounts payable	22.7	16.3
Accrued expenses and taxes	31.2	(3.5)
Long-term assets, liabilities and other, net	5.1	4.1
Total adjustments to net loss	752.1	58.2
Net cash provided by operating activities	58.0	58.0
Cash Flows from investing activities:
Capital expenditures	(20.7)	(24.1)
Net cash paid for businesses acquired	(32.7)	(93.5)
Proceeds from the sale of property and equipment	6.2	0.6
Change in restricted cash and marketable securities	0.3	1.5
Other, net	(2.0)	(1.4)
Net cash used in investing activities	(48.9)	(116.9)
Cash Flows from financing activities:
Increase in borrowings	165.4	112.8
Payment of borrowings	(105.5)	(40.2)
Net proceeds from sale of the 10% Senior Secured Notes due 2013	742.2	---
Redemption of Nortek's senior secured credit facility	(755.5)	---
Fees paid in connection with new debt facilities	(33.1)	---
Equity investment by THL-Nortek Investors, LLC	4.2	---
Payment in connection with senior unsecured loan facility rollover	---	(4.5)
Net cash provided by financing activities	17.7	68.1
Net change in unrestricted cash and cash equivalents	26.8	9.2
Unrestricted cash and cash equivalents at the beginning of the period	53.4	57.4
Unrestricted cash and cash equivalents at the end of the period	$80.2	$66.6

Supplemental disclosure of cash flow information:

Interest paid	$75.7	$95.4

Income taxes paid, net	$9.3	$4.7

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

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) INVESTMENT
FOR THE THIRD QUARTER ENDED SEPTEMBER 27, 2008
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Loss

Balance, June 28, 2008	$25.9	$(27.8)	$39.0	$ ---
Net loss	---	(636.6)	---	(636.6)
Other comprehensive loss:
Currency translation adjustment	---	---	(5.7)	(5.7)
Pension liability adjustment	---	---	(0.4)	(0.4)
Comprehensive loss				$(642.7)

Balance, September 27, 2008	$25.9	$(664.4)	$32.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) INVESTMENT
FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 27, 2008
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Loss

Balance, December 31, 2007	$21.6	$29.7	$37.7	$ ---
Net loss	---	(694.1)	---	(694.1)
Other comprehensive loss:
Currency translation adjustment	---	---	(4.4)	(4.4)
Pension liability adjustment	---	---	(0.4)	(0.4)
Comprehensive loss				$(698.9)

Capital contribution from parent	4.2	---	---
Stock-based compensation	0.1	---	---
Balance, September 27, 2008	$25.9	$(664.4)	$32.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

(A)        The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (the “Company” or “NTK Holdings”) and all of its wholly-owned subsidiaries.  The Unaudited Financial Statements include the accounts of NTK Holdings, as appropriate, and all of its wholly-owned subsidiaries, including Nortek, Inc. (“Nortek”), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the third quarter and first nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2008.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current period presentation.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

Goodwill and Other Long-Lived Assets

The following table presents a summary of the activity in goodwill by reporting segment for the first nine months ended September 27, 2008:

			Air
	Residential	Home	Conditioning
	Ventilation	Technology	and Heating
	Products	Products	Products *	Consolidated
	(Dollar amounts in millions)

Balance as of December 31, 2007	$798.8	$415.6	$314.5	$1,528.9
Estimated impairment losses	(340.0)	(60.0)	(200.0)	(600.0)
Purchase accounting adjustments	(7.9)	0.2	---	(7.7)
Impact of changes in foreign currency
exchange rates and other	(0.6)	(0.2)	(1.4)	(2.2)
Balance as of September 27, 2008	$450.3	$355.6	$113.1	$919.0

*
The $200 million impairment loss relates to the Residential HVAC reporting unit.  Segment goodwill, after recording the estimated goodwill impairment loss, at September 27, 2008 consists of $33.7 million related to the Residential HVAC reporting unit and $79.4 million related to the Commercial HVAC reporting unit.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C), net of any subsequent impairment losses.  Approximately $47.3 million of goodwill associated with certain companies acquired during the year ended December 31, 2007 will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

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

Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The Company believes that the severe impact of the worldwide crisis in the credit and financial markets in September and October 2008, declines in new and existing home sales, the instability in the troubled mortgage market and rising unemployment will have a further negative impact on consumer disposable income and spending on home remodeling and repair expenditures through at least 2009. As a result, the Company concluded in the third quarter of 2008 that indicators of potential goodwill impairment were present and therefore the Company needed to perform an interim test of goodwill impairment in accordance with SFAS No. 142.

In accordance with SFAS No. 142, the Company prepared a “Step 1” Test that compares the estimated fair value of each reporting unit to its carrying value.  In the event that the carrying value of a reporting unit exceeded the estimated fair value, the Company was required to perform a “Step 2” Test and measure the impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill.  To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized. The Company utilized a discounted cash flow approach in order to value the Company’s reporting units for the Step 1 Test, which required that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units (see Note E) and include Residential Ventilation Products (“RVP”), Home Technology Products (“HTP”) and the residential and commercial segments of Air Conditioning and Heating Products (“Residential HVAC” and “Commercial HVAC”).  The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating discounted future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.  The results of the Step 1 Tests performed in the third quarter of 2008 indicated that the carrying values of the RVP, HTP and Residential HVAC reporting units exceeded the estimated fair values determined by the Company and, as such, a Step 2 Test was required for each of these reporting units.  The estimated fair value of Commercial HVAC exceeded its carrying value so no further impairment analysis was required for this reporting unit.

The Company believes that its assumptions used to determine the fair value for the Commercial HVAC reporting unit were reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of Commercial HVAC could differ from the estimated operating results and related cash flows.  Based on the Company’s estimates at September 27, 2008, the impact of reducing the Company’s fair value estimates for Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for this reporting unit.

As described above, the Step 2 Test under SFAS No. 142 requires the Company to perform a theoretical purchase price allocation for each of the applicable reporting units to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 1 and Step 2 Tests and the timing of the Company’s determination of the goodwill impairment, the Company has not yet finalized its Step 1 and Step 2 Tests.  In accordance with the guidance in SFAS No. 142, the Company has completed a preliminary assessment of the expected impact of the Step 1 and Step 2 Tests using reasonable estimates of discounted cash flows and for the theoretical purchase price allocation and has recorded a preliminary estimate of the goodwill impairment losses for the third quarter and first nine months ended September 27, 2008 of approximately $600.0 million.  The calculation of this preliminary estimate of goodwill impairment losses was approximately $340.0 million, approximately $60.0 million and approximately $200.0 million for the RVP, HTP and Residential HVAC reporting units, respectively, for the third quarter and first nine months ended September 27, 2008.  The preliminary estimates of goodwill impairment losses will be finalized prior to the issuance of the Company’s Form 10-K for the year ended December 31, 2008 as part of its annual evaluation as of the first day of its fiscal fourth quarter.   The Company believes that the preliminary estimates of goodwill impairment losses are reasonable and represent the Company’s best estimate of the goodwill impairment losses to be incurred; however, it is possible that when the year end tests are completed the Company may be required to record a material adjustment to these preliminary estimates.

The following procedures are, among others, the more significant analyses that the Company needs to complete to finalize its year end Step 1 and Step 2 Tests:

•	Final appraisals to determine the estimated fair value of the RVP, HTP and Residential HVAC reporting units, including final calculation of discount rates.
•	Final appraisals to determine the estimated fair value of intangible assets and property and equipment at the significant subsidiaries within the RVP, HTP and Residential HVAC reporting units.
•	Final actuarial valuations to determine the estimated fair value of pension liabilities for the RVP and Residential HVAC reporting units.
•	Final analysis for each of the subsidiaries within the RVP, HTP and Residential HVAC reporting units to determine the estimated fair value adjustment required to inventory.
•	Final deferred tax analysis for the RVP, HTP and Residential HVAC reporting units.

In connection with the preliminary Step 2 Tests, the Company made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment losses under the theoretical purchase price allocation required for Step 2 Tests by SFAS No. 142.  The completion of the final analyses described above may result in significant changes to the estimates used and therefore may have a significant impact on the final goodwill impairment losses recorded for 2008.  In addition, the Company may identify other issues during the completion of the Step 2 Tests that may have a significant impact on the final goodwill impairment losses recorded for 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS No. 144 Long-Lived Assets”), on an annual basis, or more frequently when events or business conditions warrant it, based on expectations of non-discounted future cash flows for each subsidiary.  As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the third quarter of 2008, the Company performed in the third quarter of 2008 an interim test for the impairment of long-lived assets as required by SFAS No. 144.

The interim evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS No. 144.  If the sum of the expected non-discounted future cash flows was less than the carrying amount of the SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process and interim forecasting, and included a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”).  The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.  The results of the Company’s interim impairment testing under SFAS No. 144 indicated that there was no impairment of long-lived assets, other than goodwill, as of September 27, 2008.

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

The adoption of SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.  As of September 27, 2008, the Company did not have any significant financial assets or liabilities carried at fair value.

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

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”).  FSP 157-3 expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

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

At September 27, 2008, certain employees and consultants held approximately 23,291 C-1 units and approximately 40,811 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 23,055 and 22,613 were vested at September 27, 2008 and December 31, 2007, respectively.  The total fair value of the C-1 units is approximately $1.2 million and approximately $0.1 million remains to be amortized at September 27, 2008.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At September 27, 2008 and December 31, 2007, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million in the first nine months ended September 27, 2008, respectively, and approximately $0.1 million and $0.3 million for the third quarter and first nine months ended September 29, 2007, respectively, in accordance with SFAS No. 123R.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective for the Company on November 15, 2008.  The adoption of SFAS No. 162 will not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company expects to adopt SFAS No. 160 effective January 1, 2009 and is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  The Company will adopt this statement in fiscal year 2009.  Based upon current accounting principles, approximately $14.5 million of the Company’s unrecognized tax benefits as of September 27, 2008, would reduce goodwill if recognized.  This amount is expected to be approximately $10.0 million at January 1, 2009, the date of adoption. Under the provisions of SFAS No. 141(R), if these amounts are recognized after December 31, 2008, they would be recorded through the Company’s tax provision and reduce the Company’s effective tax rate, rather than goodwill.  The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

(B)
On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of the 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $720.9 million.  The 10% Senior Secured Notes are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States.

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

In connection with the offering of the 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing.  At September 27, 2008, Nortek had approximately $35.0 million outstanding under its ABL Facility.  Nortek incurred fees and expenses of approximately $11.8 million, which have been capitalized and are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under Nortek’s ABL Facility is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will comply with a minimum fixed charge ratio test.  As of September 27, 2008, excess availability under Nortek’s ABL Facility exceeded $40.0 million and 12.5% of the borrowing base.

The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility (collectively, the “May 2008 Transactions”) plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

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

On May 10, 2006, the Company borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  The senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense in the first nine months of 2007 related primarily to the decrease in the fair value of the option.  The Company’s senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At September 27, 2008, the senior unsecured loan facility had an actual interest rate of approximately 9.8%.  The Company is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $6.0 million and $17.4 million of accrued interest for the third quarter and first nine months ended September 27, 2008, respectively, and recorded approximately $5.8 million and $15.8 million of accrued interest for the third quarter and first nine months ended September 29, 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At September 27, 2008 and December 31, 2007, the actual outstanding principal balance on the senior unsecured loan facility was approximately $255.4 million and $238.0 million, respectively.  The amount recorded as of September 27, 2008 and December 31, 2007, net of unamortized debt discount of approximately $3.7 million and $4.1 million, respectively, is approximately $251.7 million and $233.9 million, respectively.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $9.4 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $7.3 million at December 31, 2007.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of September 27, 2008, a definitive agreement was not signed.  As a result, the Company has classified approximately $9.2 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at September 27, 2008.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations, however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay the outstanding borrowings of approximately $13.3 million at September 27, 2008 related to these loans in an event of non-compliance.

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

At September 27, 2008, the Company had approximately $38.2 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends to service NTK Holdings’ debt obligations, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  As of September 27, 2008, Nortek had the capacity to make certain payments, including dividends to service NTK Holdings’ debt obligations, of up to approximately $145.9 million.  As of September 27, 2008, Nortek’s Fixed Charge Coverage Ratio (as defined under Nortek’s 10% Senior Secured Notes and 8 1/2% Senior Subordinated Notes) was approximately 1.6:1.  If Nortek’s Fixed Charge Coverage Ratio (as defined under Nortek’s 10% Senior Secured Notes and 8 1/2% Senior Subordinated Notes) was at least 2.00:1 as of September 27, 2008, Nortek would have up to approximately $216.6 million available to make certain payments, including dividends to service NTK Holding’s debt obligations.

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

Acquisitions contributed approximately $1.1 million and $0.3 million to net sales and depreciation and amortization expense, respectively, and reduced operating earnings by approximately $0.4 million for the third quarter ended September 27, 2008 and contributed approximately $20.7 million and $2.2 million to net sales and depreciation and amortization expense, respectively, and reduced operating earnings by approximately $3.2 million for the first nine months ended September 27, 2008.  With the exception of Stilpol, Metaltecnica and Triangle, which are included in the Residential Ventilation Products segment, and MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for December 31, 2007, was paid during the first nine months of 2008.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $54.0 million.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since their acquisition date.  For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The Company is in the process of appraising the fair value of intangible assets and property and equipment of the acquired companies, which is expected to be completed during 2008.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)
During the third quarter ended September 27, 2008 and September 29, 2007, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the third quarter ended *
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Estimated loss contingency on lease guarantee (see Note G)	$6.4	$	---
Charges related to the closure of the Company's Mammoth, Inc. Chaska, MN facility within the HVAC segment (see Note H)	---		2.3
Costs and expenses incurred within the RVP segment in connection with the start up of a range hood facility in Mexico (1)	1.8		---
Loss on settlement of litigation in the RVP segment	---		1.9
Reserve for amounts due from customers within the HTP segment	1.5		---
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment	---		0.9
Product safety upgrade reserves within the RVP and HTP segments (see Note G) (1)	---		0.8
Foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries	0.5		1.4
Net charges related to the closure of certain RVP segment facilities (see Note H) (1)	0.4		0.2
Charges related to the closure of the Company's NuTone, Inc. Cincinnati, OH facility within the RVP segment (see Note H)	---		0.4
Fees, expenses and a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	0.2		---
Reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment	(1.9)		---
Gain on settlement of litigation in the HVAC segment resulting from a prior bad debt write-off	(1.2)		---

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)	Recorded in cost of products sold.

During the first nine months ended September 27, 2008 and September 29, 2007, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the first nine months ended *
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Estimated loss contingency on lease guarantee (see Note G)	$6.4	$	---
Fees, expenses and a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	4.9		---
Costs and expenses incurred within the RVP segment in connection with the start up of a range hood facility in Mexico (1)	3.2		---
Foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries	(0.9)		3.4
Charges related to the closure of the Company's Mammoth, Inc. Chaska, MN facility within the HVAC segment (see Note H)	---		2.6
Reserve for amounts due from customers within the HTP and HVAC segments	1.5		2.3
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment	---		2.2
Loss on settlement of litigation in the RVP segment	---		1.9
Charges related to the closure of the Company's NuTone, Inc. Cincinnati, OH facility within the RVP segment (see Note H)	---		1.8
Product safety upgrade reserves within the RVP and HTP segments (see Note G) (1)	---		0.6
Net charges related to the closure of certain RVP segment facilities (see Note H) (2)	0.6		0.2
Gain from the sale of a manufacturing facility within the RVP segment	(2.5)		---
Reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment	(1.9)		---
Gain on settlement of litigation in the HVAC segment resulting from a prior bad debt write-off	(1.2)		---

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)	Recorded in cost of products sold.

(2)
For the first nine months ended September 27, 2008, approximately $0.7 million of these charges were recorded in cost of products sold, offset by a reduction in reserves in selling, general and administrative expense, net of approximately $0.1 million related to the closure of these RVP segment facilities.

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $0.5 million and $0.6 million for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and expensed approximately $1.5 million and $1.6 million for the first nine months ended September 27, 2008 and September 29, 2007, respectively, related to this management agreement in the accompanying unaudited condensed consolidated statement of operations.

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

Unaudited net sales, operating (loss) earnings and pre-tax loss for the Company’s reporting segments for the third quarter ended September 27, 2008 and September 29, 2007 were as follows:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$180.0	$203.9
Home technology products	132.7	148.7
Air conditioning and heating products	269.9	249.6
Consolidated net sales	$582.6	$602.2

Operating (loss) earnings:
Residential ventilation products (1)	$(327.1)	$19.4
Home technology products (2)	(49.3)	19.2
Air conditioning and heating products (3)	(189.5)	6.2
Subtotal	(565.9)	44.8
Unallocated:
Stock-based compensation charges	---	(0.1)
Foreign exchange (losses) gains on transactions, including intercompany debt	(0.3)	0.1
Estimated loss contingency on lease guarantee	(6.4)	---
Unallocated, net	(7.1)	(7.2)
Consolidated operating (loss) earnings	(579.7)	37.6
Interest expense	(53.4)	(46.4)
Investment income	0.2	0.6
Loss before provision for income taxes	$(632.9)	$(8.2)

(1)	The operating results of the RVP segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $340.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.8 million,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries of approximately $1.9 million and
•	approximately $0.4 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the third quarter ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade,
•	an approximate $0.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility,
•	approximately $0.2 million in charges related to the closure of certain RVP segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.9 million,
•	an approximate $1.9 million loss related to the settlement of litigation and
•	net foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $60.0 million,
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers,
•	approximately $0.2 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers and
•	net foreign exchange losses of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the third quarter ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.3 million related to a product safety upgrade and
•	net foreign exchange gains of approximately $0.1 million related to transactions.

(3)	The operating results of the HVAC segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $200.0 million and
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off.

The operating results of the HVAC segment for the third quarter ended September 29, 2007 include:
•	a charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and
•	net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited net sales, operating (loss) earnings and pre-tax (loss) earnings for the Company’s reporting segments for the first nine months ended September 27, 2008 and September 29, 2007 were as follows:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$555.2	$618.7
Home technology products	388.0	415.8
Air conditioning and heating products	826.7	764.5
Consolidated net sales	$1,769.9	$1,799.0

Operating (loss) earnings:
Residential ventilation products (1)	$(295.2)	$70.6
Home technology products (2)	(31.2)	59.0
Air conditioning and heating products (3)	(154.9)	38.7
Subtotal	(481.3)	168.3
Unallocated:
Stock-based compensation charges	(0.1)	(0.3)
Foreign exchange (losses) gains on transactions, including intercompany debt	(0.2)	0.3
Estimated loss contingency on lease guarantee	(6.4)	---
Unallocated, net	(21.4)	(21.2)
Consolidated operating (loss) earnings	(509.4)	147.1
Interest expense	(143.8)	(137.4)
Loss from debt retirement	(9.9)	---
Investment income	0.6	1.5
(Loss) earnings before provision for income taxes	$(662.5)	$11.2

(1)	The operating results of the RVP segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $340.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $3.2 million,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries of approximately $1.9 million,
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and
•	approximately $0.6 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the first nine months ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade,
•	an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility,
•	approximately $0.2 million in charges related to the closure of certain RVP segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million,
•	an approximate $1.9 million loss related to the settlement of litigation and
•	net foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $60.0 million,
•	approximately $4.9 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers and
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers.

The operating results of the HTP segment for the first nine months ended September 29, 2007 include:
•	a charge of approximately $0.5 million related to a reserve for amounts due from customers,
•	a charge to warranty expense of approximately $0.1 million related to a product safety upgrade and
•	net foreign exchange gains of approximately $0.2 million related to transactions.

(3)	The operating results of the HVAC segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $200.0 million,
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off and
•	net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first nine months ended September 29, 2007 include:
•	a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	a charge of approximately $1.8 million related to a reserve for amounts due from customers and
•	net foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the third quarter ended September 27, 2008 and September 29, 2007 were as follows:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$4.4	$3.5
Home technology products	1.6	1.5
Air conditioning and heating products	4.3	4.1
Other	0.1	0.2
Consolidated depreciation expense	$10.4	$9.3

Amortization expense:
Residential ventilation products	$2.1	$1.8
Home technology products	3.1	2.7
Air conditioning and heating products	1.5	1.8
Other	---	0.2
Consolidated amortization expense	$6.7	$6.5

Capital Expenditures:
Residential ventilation products	$1.8	$4.1
Home technology products	1.3	1.6
Air conditioning and heating products	1.7	4.2
Other	---	0.1
Consolidated capital expenditures	$4.8	$10.0

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the first nine months ended September 27, 2008 and September 29, 2007 were as follows:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$12.7	$10.6
Home technology products	4.8	4.2
Air conditioning and heating products	13.4	12.7
Other	0.4	0.5
Consolidated depreciation expense	$31.3	$28.0

Amortization expense:
Residential ventilation products	$7.4	$4.4
Home technology products	9.7	8.6
Air conditioning and heating products	4.4	5.5
Other	0.3	0.4
Consolidated amortization expense	$21.8	$18.9

Capital Expenditures:
Residential ventilation products	$9.2	$9.8
Home technology products	2.8	4.2
Air conditioning and heating products	8.7	10.0
Other	---	0.1
Consolidated capital expenditures	$20.7	$24.1

Unaudited segment assets for the Company’s reporting segments at September 27, 2008 and December 31, 2007 were as follows:

	September 27,	December 31,
	2008	2007
	(Dollar amounts in millions)

Segment Assets:
Residential ventilation products	$840.9	$1,202.7
Home technology products	612.0	704.0
Air conditioning and heating products	526.0	673.5
	1,978.9	2,580.2
Unallocated:
Cash and cash equivalents, including current restricted cash	80.9	54.4
Prepaid income taxes	22.1	28.9
Other assets, including long-term restricted investments and marketable securities	63.4	47.3
Consolidated assets	$2,145.3	$2,710.8

(F)
The Company provided income taxes on an interim basis based upon the effective tax rate through September 27, 2008.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately (4.8)% and 101.8% for the first nine months ended September 27, 2008 and September 29, 2007:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	(0.3)	13.7
State income tax provision, net of federal income tax effect	(0.5)	10.7
Tax effect resulting from foreign activities	---	33.7
Non-deductible expenses (including goodwill impairment losses)	(32.0)	8.2
Increase in valuation allowance related to deferred tax assets	(7.1)	---
Other, net	0.1	0.5
Income tax at effective rate	(4.8)%	101.8%

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 Transactions.  As a result of this analysis, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the first nine months ended September 27, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in the period of approximately $32.4 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2008, the Company had provided a liability of approximately $36.3 million for unrecognized tax benefits related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at September 27, 2008 was approximately $42.0 million.  The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $25.7 million.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that if recognized prior to January 1, 2009 (see Note A for SFAS No. 141(R) discussion) would result in adjustments to goodwill of approximately $14.5 million and approximately $1.8 million of reserves that are being treated as a source of future taxable income that, if reversed, would result in a corresponding increase in valuation allowances.

As of September 27, 2008, the Company has approximately $4.1 million in unrecognized benefits relating to various state income tax issues, for which the statute of limitation is expected to expire late in 2008.  Of this amount, approximately $3.1 million will reduce goodwill if recognized.

The Company is currently under audit by the Internal Revenue Service for the tax periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 and for the year ended December 31, 2005.  The Company and its subsidiaries’ federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2003 through the present year.

As of January 1, 2008, the Company had accrued approximately $6.1 million of interest related to uncertain tax positions.  As of September 27, 2008, the total amount of accrued interest related to uncertain tax positions is approximately $8.9 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)
At September 27, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $17.8 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at September 27, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then the Company may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  As a result, the Company has recorded a contingent loss in connection with this arrangement of approximately $6.4 million in the third quarter of 2008, representing Management’s best estimate in accordance with SFAS No. 5, “Accounting for Contingencies”, without consideration as to any amount that the Company might receive under the buyer’s indemnification to Nortek.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $17.1 million and $11.1 million at September 27, 2008 and December 31, 2007, respectively.  Approximately $4.8 million of short-term liabilities and approximately $12.3 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at September 27, 2008 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in its consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $59.5 million of recorded insurance liabilities at September 27, 2008 relate to product liability accruals of approximately $38.5 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the third quarter ended September 27, 2008 and September 29, 2007 are as follows:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Balance, beginning of the period	$37.9	$30.7
Provision during the period	3.6	7.5
Payments made during the period	(2.8)	(1.6)
Other adjustments	(0.2)	(0.4)
Balance, end of the period	$38.5	$36.2

Changes in the Company’s combined short-term and long-term product liability accruals during the first nine months ended September 27, 2008 and September 29, 2007 are as follows:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Balance, beginning of the period	$35.0	$27.8
Provision during the period	9.8	13.1
Payments made during the period	(6.3)	(5.1)
Other adjustments	---	0.4
Balance, end of the period	$38.5	$36.2

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

Changes in the Company’s combined short-term and long-term warranty accruals during the third quarter ended September 27, 2008 and September 29, 2007 are as follows:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Balance, beginning of the period	$50.6	$43.4
Warranties provided during the period	8.3	7.9
Settlements made during the period	(7.8)	(8.0)
Changes in liability estimate, including expirations and acquisitions	(0.1)	0.7
Balance, end of the period	$51.0	$44.0

Changes in the Company’s combined short-term and long-term warranty accruals during the first nine months ended September 27, 2008 and September 29, 2007 are as follows:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Amounts in millions)

Balance, beginning of the period	$47.3	$41.2
Warranties provided during the period	24.3	21.2
Settlements made during the period	(21.7)	(20.6)
Changes in liability estimate, including expirations and acquisitions	1.1	2.2
Balance, end of the period	$51.0	$44.0

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

During the third quarter and first nine months ended September 27, 2008, the Company recorded approximately $0.2 million and $4.9 million, respectively, of fees, expenses and a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers.

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

During the third quarter and first nine months ended September 29, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $0.4 million and $1.8 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.  The Company does not anticipate recording any further expenses associated with this shutdown during 2008.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was expensed to selling, general and administrative expense, net related to the severance paid to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $2.3 million in the third quarter of 2007 related to shutdown costs and asset write-offs associated with the cessation of the manufacturing operations at Chaska.

On August 8, 2007, after negotiating with the bargaining committee of the Steel, Paper House, Chemical Drivers and Helpers, Local No. 578, which represented approximately 64 union employees located at the Vernon, CA manufacturing facility of the Company’s wholly-owned subsidiary Jensen, Inc. (“Jensen”), the decision was made to shut down manufacturing operations and relocate such operations to other manufacturing facilities within the RVP segment.  Additionally, on such date, Jensen finalized its negotiations with the union over the severance benefits associated with this shutdown.  During the first nine months ended September 27, 2008, the Company recorded a reduction to this reserve of approximately $0.1 million to selling, general and administrative expense, net.  During the third quarter ended September 29, 2007, the Company recorded approximately $0.2 million of severance and other costs associated with this shutdown to selling, general and administrative expense, net.  The Company does not anticipate recording any further expenses associated with this shutdown during 2008.

During the third quarter and first nine months ended September 27, 2008, the Company recorded liabilities and expensed into cost of products sold approximately $0.4 million and $0.7 million in the accompanying unaudited condensed consolidated statement of operations related to the closure of its Aubrey Manufacturing, Inc. Union, IL facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The Aubrey facility was shutdown during the fourth quarter of 2008 and approximately 115 employees were terminated.  The Company anticipates recording additional expenses related to severance associated with this shutdown of approximately $0.1 million during the remainder of 2008.

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

	Employee Separation Expenses	Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2007	$1.6	$1.0	$2.6
Payments and asset write downs	(1.1)	(0.3)	(1.4)
Other	(0.1)	0.1	---
Balance at March 29, 2008	0.4	0.8	1.2
Provision	0.4	(0.1)	0.3
Payments and asset write downs	(0.4)	(0.3)	(0.7)
Balance at June 28, 2008	0.4	0.4	0.8
Provision	0.4	---	0.4
Payments and asset write downs	(0.1)	(0.2)	(0.3)
Balance at September 27, 2008	$0.7	$0.2	$0.9

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

Pension and profit sharing expense charged to operations aggregated approximately $1.6 million and $2.1 million for the third quarter ended September 27, 2008 and September 29, 2007, respectively and aggregated approximately $5.1 million and $6.5 million for the first nine months ended September 27, 2008 and September 29, 2007, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At September 27, 2008, the Company estimated that approximately $3.1 million would be contributed to the Company’s defined benefit pension plans in 2008, of which approximately $2.5 million was made through the first nine months of 2008.

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the third quarter ended September 27, 2008 and September 29, 2007 consists of the following components:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Service cost	$0.2		$0.1
Interest cost	3.2		2.4
Expected return on plan assets	(3.5)		(2.5)
Recognized actuarial gain	(0.1)		---
Net periodic benefit (income) cost	$(0.2)	$	---

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the first nine months ended September 27, 2008 and September 29, 2007 consists of the following components:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Service cost	$0.5	$0.4
Interest cost	9.1	7.2
Expected return on plan assets	(9.9)	(7.5)
Recognized actuarial gain	(0.1)	---
Net periodic benefit (income) cost	$(0.4)	$0.1

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the third quarter ended September 27, 2008 and September 29, 2007 consists of the following components:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Interest cost	$0.1	$0.1
Amortization of prior service cost	(0.2)	---
Net periodic post-retirement health (income) cost	$(0.1)	$0.1

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first nine months ended September 27, 2008 and September 29, 2007 consists of the following components:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Interest cost	$0.3	$0.2
Amortization of prior service cost	(0.2)	(0.1)
Net periodic post-retirement health cost	$0.1	$0.1

  NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2008
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2007

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the third quarter ended September 27, 2008 and September 29, 2007:

	For the third quarter ended			Net Change
	Sept. 27, 2008		Sept. 29, 2007	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$180.0		$203.9	$(23.9)	(11.7	) %
Home technology products	132.7		148.7	(16.0)	(10.8)
Air conditioning and heating products	269.9		249.6	20.3	8.1
Consolidated net sales	$582.6		$602.2	$(19.6)	(3.3	) %
Operating (loss) earnings:
Residential ventilation products (1)	$(327.1)		$19.4	$(346.5)	*	%
Home technology products (2)	(49.3)		19.2	(68.5)	*
Air conditioning and heating products (3)	(189.5)		6.2	(195.7)	*
Subtotal	(565.9)		44.8	(610.7)	*
Unallocated:
Stock-based compensation charges	---		(0.1)	0.1	100.0
Foreign exchange (losses) gains on transactions, including intercompany debt	(0.3)		0.1	(0.4)	*
Estimated loss contingency on lease guarantee	(6.4)		---	(6.4)	*
Unallocated, net	(7.1)		(7.2)	0.1	1.4
Consolidated operating (loss) earnings	$(579.7)		$37.6	$(617.3)	*	%
Depreciation and amortization expense:
Residential ventilation products	$6.5		$5.3	$1.2	22.6%
Home technology products	4.7		4.2	0.5	11.9
Air conditioning and heating products	5.8		5.9	(0.1)	(1.7)
Unallocated	0.1		0.4	(0.3)	(75.0)
	$17.1		$15.8	$1.3	8.2%
Operating (loss) earnings margin:
Residential ventilation products (1)	(181.7	) %	9.5%
Home technology products (2)	(37.2)		12.9
Air conditioning and heating products (3)	(70.2)		2.5
Consolidated	(99.5)		6.2
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	3.6%		2.6%
Home technology products	3.5		2.8
Air conditioning and heating products	2.1		2.4
Consolidated	2.9		2.6

*	not meaningful or not applicable

(1)	The operating results of the RVP segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $340.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.8 million,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries of approximately $1.9 million and
•	approximately $0.4 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the third quarter ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade,
•	an approximate $0.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility,
•	approximately $0.2 million in charges related to the closure of certain RVP segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.9 million,
•	an approximate $1.9 million loss related to the settlement of litigation and
•	net foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $60.0 million,
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers,
•	approximately $0.2 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers and
•	net foreign exchange losses of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the third quarter ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.3 million related to a product safety upgrade and
•	net foreign exchange gains of approximately $0.1 million related to transactions.

(3)	The operating results of the HVAC segment for the third quarter ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $200.0 million and
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off.

The operating results of the HVAC segment for the third quarter ended September 29, 2007 include:
•	a charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and
•	net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The following table presents the financial information for the Company’s reporting segments for the first nine months ended September 27, 2008 and September 29, 2007:

	For the first nine months ended			Net Change
	Sept. 27, 2008		Sept. 29, 2007	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$555.2		$618.7	$(63.5)	(10.3	) %
Home technology products	388.0		415.8	(27.8)	(6.7)
Air conditioning and heating products	826.7		764.5	62.2	8.1
Consolidated net sales	$1,769.9		$1,799.0	$(29.1)	(1.6	) %
Operating (loss) earnings:
Residential ventilation products (1)	$(295.2)		$70.6	$(365.8)	*	%
Home technology products (2)	(31.2)		59.0	(90.2)	*
Air conditioning and heating products (3)	(154.9)		38.7	(193.6)	*
Subtotal	(481.3)		168.3	(649.6)	*
Unallocated:
Stock-based compensation charges	(0.1)		(0.3)	0.2	66.7
Foreign exchange (losses) gains on transactions, including intercompany debt	(0.2)		0.3	(0.5)	*
Estimated loss contingency on lease guarantee	(6.4)		---	(6.4)	*
Unallocated, net	(21.4)		(21.2)	(0.2)	(0.9)
Consolidated operating (loss) earnings	$(509.4)		$147.1	$(656.5)	*	%
Depreciation and amortization expense:
Residential ventilation products	$20.1		$15.0	$5.1	34.0%
Home technology products	14.5		12.8	1.7	13.3
Air conditioning and heating products	17.8		18.2	(0.4)	(2.2)
Unallocated	0.7		0.9	(0.2)	(22.2)
	$53.1		$46.9	$6.2	13.2%
Operating (loss) earnings margin:
Residential ventilation products (1)	(53.2	) %	11.4%
Home technology products (2)	(8.0)		14.2
Air conditioning and heating products (3)	(18.7)		5.1
Consolidated	(28.8)		8.2
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	3.6%		2.4%
Home technology products	3.7		3.1
Air conditioning and heating products	2.2		2.4
Consolidated	3.0		2.6

*	not meaningful or not applicable

(1)	The operating results of the RVP segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $340.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $3.2 million,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries of approximately $1.9 million,
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries and
•	approximately $0.6 million in net charges related to the closure of certain RVP segment facilities.

The operating results of the RVP segment for the first nine months ended September 29, 2007 include:
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade,
•	an approximate $1.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility,
•	approximately $0.2 million in charges related to the closure of certain RVP segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.2 million,
•	an approximate $1.9 million loss related to the settlement of litigation and
•	net foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $60.0 million,
•	approximately $4.9 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers and
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers.

The operating results of the HTP segment for the first nine months ended September 29, 2007 include:
•	a charge approximately $0.5 million related to a reserve for amounts due from customers,
•	a charge to warranty expense of approximately $0.1 million related to a product safety upgrade and
•	net foreign exchange gains of approximately $0.2 million related to transactions.

(3)	The operating results of the HVAC segment for the first nine months ended September 27, 2008 include:
•	an estimated non-cash goodwill impairment charge of approximately $200.0 million,
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off and
•	net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first nine months ended September 29, 2007 include:
•	a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	a charge of approximately $1.8 million related to a reserve for amounts due from customers and
•	net foreign exchange losses of approximately $2.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The following table presents the financial information for the third quarter ended September 27, 2008 and September 29, 2007.  The results of operations for the third quarter ended September 27, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the third quarter of 2008
			as compared to the
	For the third quarter ended		third quarter of 2007
	Sept. 27, 2008	Sept. 29, 2007	$	%
	(Dollar amounts in millions)

Net sales	$582.6	$602.2	$(19.6)	(3.3	) %
Cost of products sold	434.4	433.0	(1.4)	(0.3)
Selling, general and administrative expense, net	121.2	125.1	3.9	3.1
Goodwill impairment charge	600.0	---	(600.0)	*
Amortization of intangible assets	6.7	6.5	(0.2)	(3.1)
Operating (loss) earnings	(579.7)	37.6	(617.3)	*
Interest expense	(53.4)	(46.4)	(7.0)	(15.1)
Investment income	0.2	0.6	(0.4)	(66.7)
Loss before provision for income taxes	(632.9)	(8.2)	(624.7)	*
Provision for income taxes	3.7	0.5	(3.2)	*
Net loss	$(636.6)	$(8.7)	$(627.9)	*	%

					Change in percentage for
	Percentage of net sales for				the third quarter of 2008
	the third quarter ended				as compared to the
	Sept. 27, 2008		Sept. 29, 2007		third quarter of 2007

Net sales	100.0%		100.0%		---%
Cost of products sold	74.6		71.9		(2.7)
Selling, general and administrative expense, net	20.8		20.8		---
Goodwill impairment charge	103.0		---		(103.0)
Amortization of intangible assets	1.1		1.1		---
Operating (loss) earnings	(99.5)		6.2		(105.7)
Interest expense	(9.2)		(7.7)		(1.5)
Investment income	---		0.1		(0.1)
Loss before provision for income taxes	(108.7)		(1.4)		(107.3)
Provision for income taxes	0.6		0.1		(0.5)
Net loss	(109.3	) %	(1.5	) %	(107.8	) %

(1)	See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

The following table presents the financial information for the first nine months ended September 27, 2008 and September 29, 2007.  The results of operations for the first nine months ended September 27, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first nine months of 2008
			as compared to the
	For the first nine months ended		first nine months of 2007
	Sept. 27, 2008	Sept. 29, 2007	$	%
	(Dollar amounts in millions)

Net sales	$1,769.9	$1,799.0	$(29.1)	(1.6	) %
Cost of products sold	1,299.3	1,269.7	(29.6)	(2.3)
Selling, general and administrative expense, net	358.2	363.3	5.1	1.4
Goodwill impairment charge	600.0	---	(600.0)	*
Amortization of intangible assets	21.8	18.9	(2.9)	(15.3)
Operating (loss) earnings	(509.4)	147.1	(656.5)	*
Interest expense	(143.8)	(137.4)	(6.4)	(4.7)
Loss from debt retirement	(9.9)	---	(9.9)	*
Investment income	0.6	1.5	(0.9)	(60.0)
(Loss) earnings before provision for income taxes	(662.5)	11.2	(673.7)	*
Provision for income taxes	31.6	11.4	(20.2)	*
Net loss	$(694.1)	$(0.2)	$(693.9)	*	%

				Change in percentage for
	Percentage of net sales for			the first nine months of 2008
	the first nine months ended			as compared to the
	Sept. 27, 2008		Sept. 29, 2007	first nine months of 2007

Net sales	100.0%		100.0%	---%
Cost of products sold	73.4		70.6	(2.8)
Selling, general and administrative expense, net	20.3		20.2	(0.1)
Goodwill impairment charge	33.9		---	(33.9)
Amortization of intangible assets	1.2		1.0	(0.2)
Operating (loss) earnings	(28.8)		8.2	(37.0)
Interest expense	(8.1)		(7.6)	(0.5)
Loss from debt retirement	(0.5)		---	(0.5)
Investment income	---		0.1	(0.1)
(Loss) earnings before provision for income taxes	(37.4)		0.7	(38.1)
Provision for income taxes	1.8		0.7	(1.1)
Net loss	(39.2	) %	---%	(39.2	) %

(1)	See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

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

The results of operations for the third quarter and first nine months ended September 27, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.  The demand for certain of the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing the Company’s sales levels during the first and fourth quarters.

Excluding the effect of acquisitions and changes in foreign currency exchange rates, the operating results of the Company were adversely impacted in the third quarter and first nine months of 2008 by a decline in sales volume in residential ventilation and home technology products as the housing market continued to weaken and by increased costs across all of our businesses.  An overall decline in sales volume and higher material and transportation costs (which were partially offset by continued strategic sourcing initiatives as well as sales price increases) also adversely impacted the third quarter and first nine months ended September 27, 2008.

Key industry activity affecting our businesses in the United States for the third quarter and first nine months of 2008 and the full year 2007 were as follows:

		% Increase (Decrease)
		2008
	Source of Data	3rd Quarter	1st 9 Months	2007
Private residential construction spending	1	(30)%	(29)%	(20)%
Total housing starts	1	(33)%	(31)%	(25)%
New home sales	1	(35)%	(36)%	(26)%
Existing home sales	3	(8)%	(15)%	(13)%
Residential improvement spending	1	(16)%	(16)%	(4)%
Central air conditioning and heat pump shipments	2	(5)%	(6)%	(9)%
Private non-residential construction spending	1	13%	17%	19%
Manufactured housing shipments	4	(15)%	(10)%	(18)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	National Association of Realtors
(4)	Data for the third quarter and first nine months ended September 27, 2008 is preliminary based upon the information received from the U.S. Census Bureau.

The Company believes that the severe impact of the worldwide crisis in the credit and financial markets in September and October 2008, declines in new and existing home sales, the instability in the troubled mortgage market and rising unemployment will have a further negative impact on consumer disposable income and spending on home remodeling and repair expenditures through at least 2009.  Accordingly, these factors will have an adverse effect on the Company’s operating results including the fourth quarter of 2008.  Although the Company has implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008, the Company began instituting certain additional cost reduction measures, by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce, across all of its businesses given the rapidly changing and challenging economic environment, although there can be no assurance that these measures will be successful.

Net Sales.  Consolidated net sales decreased approximately $19.6 million or 3.3% for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and decreased approximately $29.1 million or 1.6% for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007 as discussed further in the following paragraphs.  The effect of changes in foreign currency exchange rates and acquisitions contributed approximately $3.4 million and $1.1 million, respectively, to net sales for the third quarter ended September 27, 2008 and contributed approximately $25.7 million and $20.7 million, respectively, to net sales for the first nine months ended September 27, 2008.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, consolidated net sales decreased approximately $24.1 million and $75.5 million in the third quarter and first nine months ended September 27, 2008, respectively.

In the RVP segment, net sales decreased approximately $23.9 million or 11.7% for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and decreased approximately $63.5 million or 10.3% for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  Net sales in the RVP segment for the third quarter and first nine months ended September 27, 2008 reflects an increase of approximately $3.5 million and $20.3 million, respectively, attributable to the effect of changes in foreign currency exchange rates and an increase of approximately $0.4 million and $2.3 million, respectively, attributable to acquisitions.

Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales in the RVP segment decreased approximately $27.8 million for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and decreased approximately $86.1 million for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  The decrease in net sales in the RVP segment for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, partially offset by higher average unit sales prices of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the third quarter and first nine months of 2008 was down slightly as compared to the same periods of 2007.  Higher average unit sales prices of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2007.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 78.6% and 79.6% of the total RVP segment’s gross sales for the third quarter and first nine months ended September 27, 2008, respectively.  Excluding the effect of acquisitions, sales of range hoods and bathroom exhaust fans decreased approximately 14.1% and 15.5% in the third quarter and first nine months ended September 27, 2008, respectively, for the RVP segment’s domestic subsidiaries and excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 11.2% and 10.8% in the third quarter and first nine months ended September 27, 2008, respectively, for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales decreased approximately $16.0 million or 10.8% for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and decreased approximately $27.8 million or 6.7% for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  Net sales in the HTP segment for the third quarter and first nine months ended September 27, 2008 includes an increase of approximately $0.7 million and $18.4 million, respectively, attributable to acquisitions and a decrease of approximately $0.1 million for the third quarter and first nine months of 2008 attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of acquisitions and changes in foreign currency exchange rates, net sales in the HTP segment decreased approximately $16.6 million and $46.1 million for the third quarter and first nine months ended September 27, 2008, respectively.  This decrease is principally due to decreased sales of audio and video distribution equipment and speakers.

In the HVAC segment, net sales increased approximately $20.3 million or 8.1% for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and increased approximately $62.2 million or 8.1% for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  Net sales in the HVAC segment for first nine months ended September 27, 2008 reflects an increase of approximately $5.5 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 is primarily the result of price increases implemented in the third quarter and first nine months of 2008 related to products sold to residential site-built and manufactured housing customers and increased sales volume of HVAC products sold to commercial air conditioning customers, in part, as a result of a sizeable job, of which approximately $19.2 million and $63.2 million was shipped during the third quarter and first nine months of 2008, respectively.  Backlog for commercial HVAC products was approximately $177.3 million at September 29, 2007, approximately $172.7 million at December 31, 2007 and approximately $237.8 million at September 27, 2008.  This increase in backlog serving commercial HVAC customers at September 27, 2008 reflects, approximately $11.6 million remaining from a new order received in the first quarter of 2008 for approximately $74.8 million and increased order input levels during the past several months for jobs expected to be delivered over the next six to nine months.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.6% of the Company’s consolidated net sales for the third quarter ended September 27, 2008 and September 29, 2007, respectively and constituted approximately 4.6% and 4.4% of the Company’s consolidated net sales for the first nine months ended September 29, 2008 and September 29, 2007, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.9% and 21.2% of consolidated net sales for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and were approximately 21.2% and 21.0% of consolidated net sales for the first nine months ended September 27, 2008 and September 29, 2007, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 9.9% and 8.6% of consolidated net sales for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and were approximately 9.3% and 8.3% of consolidated net sales for the first nine months ended September 27, 2008 and September 29, 2007, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 8.5% and 9.8% of consolidated net sales for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and were approximately 9.2% and 10.0% of consolidated net sales for the first nine months ended September 27, 2008 and September 29, 2007, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $434.4 million for the third quarter ended September 27, 2008 as compared to approximately $433.0 million for the third quarter ended September 29, 2007 and was approximately $1,299.3 million for the first nine months ended September 27, 2008 as compared to approximately $1,269.7 million for the first nine months ended September 29, 2007.  Cost of products sold, as a percentage of net sales, increased from approximately 71.9% for the third quarter ended September 29, 2007 to approximately 74.6% for the third quarter ended September 27, 2008 and increased from approximately 70.6% for the first nine months ended September 29, 2007 to approximately 73.4% for the first nine months ended September 27, 2008 primarily as a result of the factors described below.

The Company consistently reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation.  During the third quarter and first nine months of 2008, the Company implemented certain price increases, including certain price increases effective beginning in the third quarter of 2008, in each of its three segments to help offset higher costs.  These price increases may not be totally realized and may not totally offset the impact of higher costs.

Overall, consolidated material costs were approximately 48.2% and 47.7% of net sales for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and were approximately 48.0% and 46.8% of net sales for the first nine months ended September 27, 2008 and September 29, 2007, respectively.  As compared to the third quarter and first nine months ended September 29, 2007, the Company experienced higher material costs related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and motors.  Cost increases during the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

During the first nine months ended September 27, 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the same period of 2007.  These increases were partially offset by the Company’s strategic sourcing initiatives and through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the third quarter ended September 27, 2008 was approximately $138.0 million, or 76.7% as a percentage of the RVP segment’s net sales, as compared to approximately $148.0 million, or 72.6% as a percentage of the RVP segment’s net sales for the third quarter ended September 29, 2007.  In the RVP segment, cost of products sold for the first nine months ended September 27, 2008 was approximately $418.5 million, or 75.4% as a percentage of the RVP segment’s net sales, as compared to approximately $436.9 million, or 70.6% as a percentage of the RVP segment’s net sales for the first nine months ended September 29, 2007.  Cost of products sold in the RVP segment for the third quarter and first nine months ended September 27, 2008 includes (1) an increase of approximately $2.8 million and $16.1 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) an increase of approximately $1.6 million contributed by acquisitions in the first nine months of 2008, (3) costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.8 million and $3.2 million, respectively, and (4) approximately $0.4 million and $0.7 million, respectively, of severance charges related to the closure of certain RVP segment facilities.  Cost of products sold in the RVP for the third quarter and first nine months ended September 29, 2007 includes a charge to warranty expense of approximately $0.5 million related to a product safety upgrade recorded in the third quarter of 2007.  The increase in the percentage of cost of products sold to net sales for the third quarter and first nine months ended September 27, 2008 over the same periods of 2007 in the RVP segment reflects the impact of the above items, a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in overhead costs, as well as an increase in material costs as a percentage of net sales related to purchases of steel and related purchased components, such as motors.

In the HTP segment, cost of products sold for the third quarter ended September 27, 2008 was approximately $73.7 million, or 55.5% as a percentage of the HTP segment’s net sales, as compared to approximately $80.8 million, or 54.3% as a percentage of the HTP segment’s net sales for the third quarter ended September 29, 2007.  In the HTP segment, cost of products sold for the first nine months ended September 27, 2008 was approximately $214.1 million, or 55.2% as a percentage of the HTP segment’s net sales, as compared to approximately $222.6 million, or 53.5% as a percentage of the HTP segment’s net sales for the first nine months ended September 29, 2007.  Cost of products sold in the HTP segment for the third quarter and first nine months ended September 27, 2008 reflects an increase of approximately $0.7 million and $12.0 million, respectively, contributed by acquisitions.  Cost of products sold in the HTP segment for the third quarter and first nine months ended September 29, 2007 reflects a charge to warranty expense of approximately $0.3 million and $0.1 million, respectively, related to a product safety upgrade.  The increase in the percentage of cost of products sold to net sales for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 is primarily as a result of lower sales without a proportionate decrease in overhead costs and increased transportation costs.

In the HVAC segment, cost of products sold for the third quarter ended September 27, 2008 was approximately $222.7 million, or 82.5% as a percentage of the HVAC segment’s net sales, as compared to approximately $204.2 million, or 81.8% as a percentage of the HVAC segment’s net sales, for the third quarter ended September 29, 2007.  In the HVAC segment, cost of products sold for the first nine months ended September 27, 2008 was approximately $666.7 million, or 80.6% as a percentage of the HVAC segment’s net sales, as compared to approximately $610.2 million, or 79.8% as a percentage of the HVAC segment’s net sales, for the first nine months ended September 29, 2007.  Cost of products sold in the HVAC segment for the third quarter ended September 27, 2008 includes a decrease of approximately $0.1 million related to the effect of changes in foreign currency exchange rates while the first nine months ended September 27, 2008 includes an increase of approximately $4.1 million related to the effect of changes in foreign currency exchange rates.  The increase in cost of products sold as a percentage of net sales for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 reflects an increase in material costs as a percentage of net sales for products sold to commercial customers and decreased sales volume of product sold to residential site-built and manufactured housing customers without a proportionate decrease in expense, partially offset by increased sales volume of product sold to commercial customers without a proportionate increase in costs and expenses.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $121.2 million for the third quarter ended September 27, 2008 as compared to approximately $125.1 million for the third quarter ended September 29, 2007 and was approximately $358.2 million for the first nine months ended September 27, 2008 as compared to approximately $363.3 million for the first nine months ended September 29, 2007.  SG&A as a percentage of net sales remained unchanged at approximately 20.8% for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and increased from approximately 20.2% for the first nine months ended September 29, 2007 to approximately 20.3% for the first nine months ended September 27, 2008.  SG&A decreased for the third quarter and first nine months of 2008 as compared to the same period of 2007, in part, due to cost reduction measures initiated in the first half of 2008.

SG&A for the third quarter ended September 27, 2008 and September 29, 2007 includes, among others, the following expense (income) items (see Note D of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the third quarter ended
		Sept. 27, 2008	Sept. 29, 2007
		(Amounts in millions)

(1)	Estimated loss contingency on lease guarantee	$6.4	$	---
(2)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility in the HVAC segment	---		2.3
(3)	Loss on settlement of litigation in the RVP segment	---		1.9
(4)	Reserve for amounts due from customers within the HTP segment	1.5		---
(5)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	0.5		1.4
(6)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland in the RVP segment	---		0.9
(7)	SG&A related to acquisitions	0.5		---
(8)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility in the RVP segment	---		0.4
(9)	Effect of changes in foreign currency exchange rates	0.3		---
(10)	Fees, expenses and a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	0.2		---
(11)	Net charges related to the closure of certain RVP segment facilities	---		0.2
(12)	Reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment	(1.9)		---
(13)	Gain on the settlement of litigation in the HVAC segment resulting from a prior bad debt write-off	(1.2)		---
(14)	Decrease in display expense in the RVP segment	(0.2)		---

SG&A for the first nine months ended September 27, 2008 and September 29, 2007 includes, among others, the following expense (income) items (see Note D of the Notes to the Consolidated Financial Statements included elsewhere herein):
		For the first nine months ended
		Sept. 27, 2008	Sept. 29, 2007
		(Amounts in millions)

(1)	SG&A related to acquisitions	$8.4	$	---
(2)	Estimated loss contingency on lease guarantee	6.4		---
(3)	Fees, expenses and a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	4.9		---
(4)	Effect of changes in foreign currency exchange rates	4.1		---
(5)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(0.9)		3.4
(6)	Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility within the HVAC segment	---		2.6
(7)	Charges related to reserves for amounts due from customers within the HTP and HVAC segments	1.5		2.3
(8)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment	---		2.2
(9)	Loss on settlement of litigation in the RVP segment	---		1.9
(10)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility within the RVP segment	---		1.8
(11)	Decrease in display expense within the RVP segment	(5.3)		---
(12)	Gain from the sale of a manufacturing facility within the RVP segment	(2.5)		---
(13)	Reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment	(1.9)		---
(14)	Gain on the settlement of litigation in the HVAC segment resulting from a prior bad debt write-off	(1.2)		---
(15)	Net charges related to the closure of certain RVP segment facilities	(0.1)		0.2

Goodwill Impairment Charge.  During the third quarter of 2008, the Company recorded an approximate $600.0 million estimated non-cash impairment charge to reduce the carrying amount of its goodwill to the estimated fair value based upon the results of the Company’s interim impairment test that was necessitated by the further deterioration of the housing market and other economic factors during the third quarter of 2008 including, among others, the instability in the troubled mortgage market, rising unemployment and declining consumer confidence.  The Company is in the process of finalizing its goodwill impairment analysis and expects to complete this process prior to the issuance of the Company’s Form 10-K for the year ended December 31, 2008 as part of its annual evaluation as of the first day of its fiscal fourth quarter.  The Company believes that the preliminary estimates of goodwill impairment losses are reasonable and represent the Company’s best estimate of the goodwill impairment losses to be incurred; however, it is possible that when the year end tests are completed the Company may be required to record a material adjustment to these preliminary estimates.  See Note A of the Notes to the Consolidated Financial Statements included elsewhere herein.

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $0.2 million from approximately $6.5 million for the third quarter ended September 27, 2007 to approximately $6.7 million for the third quarter ended September 27, 2008 and increased approximately $2.9 million from approximately $18.9 million for the first nine months ended September 29, 2007 to approximately $21.8 million for the first nine months ended September 27, 2008.  The increase for the first nine months of 2008 is primarily the result of finalizing the fair value adjustments to intangible assets relating to acquisitions in the RVP and HTP segments during the first half of 2008, as well as, a full year of amortization in 2008 related to acquisitions completed in 2007.  The impact of acquisitions contributed approximately $0.3 million and $1.9 million to the increase in amortization of intangible assets for the third quarter and first nine months ended September 27, 2008, respectively.

Depreciation Expense.  Depreciation expense increased approximately $1.1 million from approximately $9.3 million for the third quarter ended September 29, 2007 to approximately $10.4 million for the third quarter ended September 27, 2008 and increased approximately $3.3 million from approximately $28.0 million for the first nine months ended September 29, 2007 to approximately $31.3 million for the first nine months ended September 27, 2008.  This increase is primarily attributable to capital expenditures and acquisitions.

Operating (Loss) Earnings.  Consolidated operating (loss) earnings decreased by approximately $617.3 million from operating earnings of approximately $37.6 million for the third quarter ended September 29, 2007 to an operating loss of approximately $579.7 million for the third quarter ended September 27, 2008 and decreased by approximately $656.5 million from operating earnings of approximately $147.1 million for the first nine months ended September 29, 2007 to an operating loss of approximately $509.4 million for the first nine months ended September 27, 2008.  As noted previously, during the third quarter of 2008, the Company recorded an approximate $600.0 million estimated non-cash impairment charge to reduce the carrying amount of its goodwill to the estimated fair value based upon the results of the Company’s interim impairment test that was necessitated by the further deterioration of the housing market and other economic factors during the third quarter of 2008 including, among others, the instability in the troubled mortgage market, rising unemployment and declining consumer confidence.  The effect of changes in foreign currency exchange rates decreased the operating loss by approximately $0.4 million and $1.2 million for the third quarter and first nine months ended September 27, 2008, respectively, while the impact of acquisitions increased the operating loss by approximately $0.4 million and $3.2 million for the third quarter and first nine month ended September 27, 2008, respectively.  Excluding the effect of the estimated non-cash goodwill impairment charge, changes in foreign currency exchange rates and acquisitions operating earnings decreased approximately $17.3 million for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and decreased approximately $54.5 million for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  The remaining decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.

For the third quarter ended September 27, 2008, the RVP segment had an operating loss of approximately $327.1 million as compared to operating earnings of approximately $19.4 million for the third quarter ended September 29, 2007.  For the first nine months ended September 27, 2008, the RVP segment had an operating loss of approximately $295.2 million as compared to operating earnings approximately $70.6 million for the first nine months ended September 29, 2007.  During the third quarter of 2008, the Company recorded an approximate $340.0 million estimated non-cash impairment charge to reduce the carrying amount of the RVP segment’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test that was necessitated by the further deterioration of the housing market and other economic factors during the third quarter of 2008 including, among others, the instability in the troubled mortgage market, rising unemployment and declining consumer confidence.  The remaining decrease in operating (loss) earnings in the RVP segment for the third quarter and first nine months ended September 27, 2008 as compared to the same periods in 2007 is primarily as a result of lower sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decline in overhead costs and an increase in material costs related to purchases of steel and related purchased components, such as motors, as well as increased freight costs due to increased fuel surcharges.

Operating (loss) earnings in the RVP segment for the third quarter ended September 27, 2008 and September 29, 2007 includes the following other expense (income) items:

		For the third quarter ended
		Sept. 27, 2008	Sept. 29, 2007
		(Amounts in millions)
(1)	Reduction in social liability reserve related to one of the Company’s foreign subsidiaries	$(1.9)	$	---
(2)	Loss on settlement of litigation	---		1.9
(3)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	1.8		---
(4)	Increased depreciation expense of property and equipment	0.9		---
(5)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		0.9
(6)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	---		0.6
(7)	Product safety upgrade reserves	---		0.5
(8)	Net charges related to the closure of certain segment facilities	0.4		0.2
(9)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		0.4
(10)	Decrease in operating loss related to effect of changes in foreign currency exchange rates	(0.3)		---
(11)	Increased amortization of intangible assets	0.3		---
(12)	Decrease in displays expense in the RVP segment	(0.2)		---
(13)	Decrease in operating earnings related to acquisitions	0.2		---

Operating (loss) earnings in the RVP segment for the first nine months ended September 27, 2008 and September 29, 2007 includes the following other expense (income) items:

		For the first nine months ended
		Sept. 27, 2008	Sept. 29, 2007
		(Amounts in millions)

(1)	Decrease in displays expense in the RVP segment	$(5.3)	$	---
(2)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	3.2		---
(3)	Increased amortization of intangible assets	3.0		---
(4)	Gain from the sale of a manufacturing facility	(2.5)		---
(5)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		2.2
(6)	Increased depreciation expense of property and equipment	2.1		---
(7)	Reduction in social liability reserve related to one of the Company’s foreign subsidiaries	(1.9)		---
(8)	Loss on settlement of litigation	---		1.9
(9)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		1.8
(10)	Decrease in operating earnings related to acquisitions	1.4		---
(11)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(0.9)		1.5
(12)	Decrease in operating loss related to effect of changes in foreign currency exchange rates	(0.9)		---
(13)	Net charges related to the closure of certain segment facilities	0.6		0.2
(14)	Product safety upgrade reserves	---		0.5

For the third quarter ended September 27, 2008, the HTP segment had an operating loss of approximately $49.3 million as compared to operating earnings of approximately $19.2 million for the third quarter ended September 29, 2007.  For the first nine months ended September 27, 2008, the HTP segment had an operating loss of approximately $31.2 million as compared to operating earnings of approximately $59.0 million for the first nine months ended September 29, 2007.  During the third quarter of 2008, the Company recorded an approximate $60.0 million estimated non-cash impairment charge to reduce the carrying amount of the HTP segment’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test that was necessitated by the further deterioration of the housing market and other economic factors during the third quarter of 2008 including, among others, the instability in the troubled mortgage market, rising unemployment and declining consumer confidence.  The remaining decrease in operating (loss) earnings in the HTP segment for the third quarter and first nine months ended September 27, 2008 over the same periods in 2007 is primarily a result of decreased sales volume of audio and video distribution equipment and speakers without a proportionate decrease in overhead costs and increased transportation costs.

Operating losses of the HTP segment for the third quarter and first nine months ended September 27, 2008 also reflect (1) approximately $0.2 million and $4.9 million, respectively, of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers, (2) a charge of approximately $1.5 million related to a reserve for amounts due from customers recorded in the third quarter of 2008, (3) a decrease of approximately $0.2 million and $1.8 million, respectively, contributed by acquisitions, (4) approximately $0.1 million and $0.6 million, respectively, of increased depreciation expense of property and equipment and approximately $0.4 million and $1.1 million, respectively, of increased amortization of intangible assets and (5) a net foreign exchange loss of approximately $0.2 million in the third quarter of 2008 related to transactions.

Operating earnings of the HTP segment for the third quarter and first nine months ended September 29, 2007 reflects (1) a charge of approximately $0.5 million related to a reserve for amounts due from customers recorded in the second quarter of 2007, (2) a charge to warranty expense of approximately $0.3 million and $0.1 million, respectively, related to a product safety upgrade and (3) net foreign exchange gains of approximately $0.1 million and $0.2 million, respectively, related to transactions.

For the third quarter ended September 27, 2008, the HVAC segment had an operating loss of approximately $189.5 million as compared to operating earnings of approximately $6.2 million for the third quarter ended September 29, 2007.  For the first nine months ended September 27, 2008, the HVAC segment had an operating loss of approximately $154.9 million as compared to operating earnings of approximately $38.7 million for the first nine months ended September 29, 2007.  During the third quarter of 2008, the Company recorded an approximate $200.0 million estimated non-cash impairment charge to reduce the carrying amount of the HVAC segment’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test that was necessitated by the further deterioration of the housing market and other economic factors during the third quarter of 2008 including, among others, the instability in the troubled mortgage market, rising unemployment and declining consumer confidence.  Excluding the effect of this estimated non-cash goodwill impairment charge, operating earnings in the HVAC segment increased approximately $4.3 million for the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and increased approximately $6.4 million for the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  The increase in operating earnings in the HVAC segment for the third quarter and first nine months ended September 27, 2008 as compared to the same periods in 2007 is primarily the result of increased sales volume of products sold to commercial customers without a proportionate increase in costs and expenses, partially offset by decreased sales volume of product sold to residential site-built and manufactured housing customers without a proportionate decrease in expense and an increase in material and transportation costs for products sold to commercial customers.

Operating losses of the HVAC segment for the third quarter and first nine months ended September 27, 2008 also reflect (1) a gain of approximately $1.2 million related to the settlement of litigation resulting from a prior bad debt write-off recorded in the third quarter of 2008, (2) approximately $0.2 million and $0.7 million, respectively, of increased depreciation expense of property and equipment and approximately $0.3 million and $1.1 million, respectively, of decreased amortization of intangible assets, (3) an increase in earnings of approximately $0.1 million and $0.3 million, respectively, from the effect of changes in foreign currency exchange rates and (4) a net foreign exchange gain of approximately $0.2 million for the first nine months of 2008 related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HVAC segment for the third quarter and first nine months ended September 29, 2007 reflects (1) a charge of approximately $1.8 million related to reserves for amounts due from customers recorded in the first nine months of 2007, (2) a charge of approximately $2.3 million and $2.6 million, respectively, related to the closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and (3) net foreign exchange losses of approximately $1.0 million and $2.4 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Excluding the effect of the estimated non-cash goodwill impairment charge of approximately $600.0 million recorded in the third quarter of 2008, operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, would have been approximately 15.6% and 8.8% of operating earnings (before unallocated and corporate expenses) for the third quarter and first nine months ended September 27, 2008, respectively.  Operating earnings of foreign operations were approximately 10.9% and 13.1% of operating earnings (before unallocated and corporate expenses) for the third quarter and first nine months ended September 29, 2007, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $7.0 million, or approximately 15.1%, during the third quarter ended September 27, 2008 as compared to the third quarter ended September 29, 2007 and increased approximately $6.4 million, or approximately 4.7% during the first nine months ended September 27, 2008 as compared to the first nine months ended September 29, 2007.  Interest expense increased for the third quarter and first nine months of 2008 as compared to the same periods of 2007 primarily due to higher interest rates as a result of Nortek’s 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) and Nortek’s new five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) of approximately $4.8 million and $4.9 million, respectively, and higher average principal balances of approximately $1.4 million and $4.2 million, respectively.  In addition, the Company’s interest expense increased approximately $1.4 million in the third quarter and first nine months of 2008 related to increased deferred debt expense related to the additional deferred financing costs associated with Nortek’s 10% Senior Secured Notes and Nortek’s ABL Facility.  On May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in the first nine months of 2007 related primarily to the decrease in the fair value of the Option (see Note B to the Notes to the Unaudited Financial Statements included elsewhere herein).

Loss from Debt Retirement.  On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes and also entered into the ABL Facility (collectively, the "May 2008 Transactions").  The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the first nine months ended September 27, 2008, primarily as a result of writing off unamortized deferred debt expense.

Investment Income.  Investment income was approximately $0.2 million and $0.6 million for the third quarter ended September 27, 2008 and September 29, 2007, respectively, and was approximately $0.6 million and $1.5 million for the first nine months ended September 27, 2008 and September 29, 2007, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $3.7 million for the third quarter ended September 27, 2008 as compared to approximately $0.5 million for the third quarter ended September 29, 2007 and was approximately $31.6 million for the first nine months ended September 27, 2008 as compared to approximately $11.4 million for the first nine months ended September 29, 2007.  The effective income tax rates of approximately (4.8)% and 101.8% for the first nine months ended September 27, 2008 and September 29, 2007, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of non-deductible expenses, including the treatment of the estimated non-cash goodwill impairment charge of approximately $600.0 million as a permanent non-deductible expense for the third quarter ended September 27, 2008, as well as, increases in valuation allowances against domestic deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between 2008 and 2007 is principally due to the permanent adjustment associated with the estimated non-cash goodwill impairment charge of approximately $600.0 million recorded during the third quarter ended September 27, 2008, increases in valuation allowances against domestic deferred tax assets and interest on uncertain tax positions.  See Note F of the Notes to the Unaudited Financial Statements included elsewhere herein.

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 Transactions.  As a result of this analysis, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the first nine months ended September 27, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in the period of approximately $32.4 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.

Net Loss.  Consolidated net loss increased by approximately $627.9 million from approximately $8.7 million for the third quarter ended September 29, 2007 to approximately $636.6 million for the third quarter ended September 27, 2008 and increased by approximately $693.9 million from approximately $0.2 million for the first nine months ended September 29, 2007 to approximately $694.1 million for the first nine months ended September 27, 2008.  The increase in net loss in the third quarter and first nine months ended September 27, 2008 was primarily due to the factors discussed above, which included a decrease of approximately $617.3 million and $656.5 million, respectively, in consolidated operating (loss) earnings primarily driven by an estimated non-cash goodwill impairment charge of approximately $600.0 million recorded in the third quarter of 2008, a loss from debt retirement of approximately $9.9 million recorded in the first nine months of 2008, an increase of approximately $3.2 million and $20.2 million, respectively, in the provision for income taxes, an increase of approximately $7.0 million and $6.4 million, respectively, in interest expense and a decrease in investment income of approximately $0.4 million and $0.9 million, respectively.

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

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarter ended September 27, 2008 and September 29, 2007:

	For the third quarter ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Net loss (1), (2)	$(636.6)	$(8.7)
Provision for income taxes	3.7	0.5
Interest expense (3)	53.4	46.4
Investment income	(0.2)	(0.6)
Depreciation expense	10.4	9.3
Amortization expense	6.7	6.5
EBITDA (1), (2)	$(562.6)	$53.4

(1)	Net loss and EBITDA for the third quarter ended September 27, 2008 includes the following other income and expense items:
•	an estimated non-cash goodwill impairment charge of approximately $600.0 million,
•	a charge of approximately $6.4 million related to an estimated loss contingency on a lease guarantee,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment of approximately $1.9 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.8 million within the RVP segment,
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers within the HTP segment,
•	a gain on the settlement of litigation in the HVAC segment resulting from a prior bad debt write-off of approximately $1.2 million,
•	net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	approximately $0.4 million in net charges related to the closure of certain RVP segment facilities, and
•	approximately $0.2 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers within the HTP segment.

(2)	Net loss and EBITDA for the third quarter ended September 29, 2007 includes the following other income and expense items:
•	a charge of approximately $2.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million,
•	net foreign exchange losses of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $0.9 million,
•	a charge to warranty expense of approximately $0.8 million related to a product safety upgrade within the RVP and HTP segments,
•	a charge of approximately $0.4 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(3)
Interest expense for the third quarter ended September 27, 2008 includes cash interest of approximately $34.7 million and non-cash interest of approximately $18.7 million.  Interest expense for the third quarter ended September 29, 2007 includes cash interest of approximately $29.8 million and non-cash interest of approximately $16.6 million.

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first nine months ended September 27, 2008 and September 29, 2007:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Net loss (1), (2)	$(694.1)	$(0.2)
Provision for income taxes	31.6	11.4
Interest expense (3)	143.8	137.4
Investment income	(0.6)	(1.5)
Depreciation expense	31.3	28.0
Amortization expense	21.8	18.9
EBITDA (1), (2)	$(466.2)	$194.0

(1)	Net loss and EBITDA for the first nine months ended September 27, 2008 includes the following other income and expense items:
•	an estimated non-cash goodwill impairment charge of approximately $600.0 million,
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	a charge of approximately $6.4 million related to an estimated loss contingency on a lease guarantee,
•	approximately $4.9 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers within the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $3.2 million within the RVP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility within the RVP segment,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment of approximately $1.9 million,
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers within the HTP segment,
•	a gain on the settlement of litigation in the HVAC segment resulting from a prior bad debt write-off of approximately $1.2 million,
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries, and
•	approximately $0.6 million in net charges related to the closure of certain RVP segment facilities.

(2)	Net loss and EBITDA for the first nine months ended September 29, 2007 includes the following other income and expense items:
•	net foreign exchange losses of approximately $3.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment,
•	charges of approximately $2.3 million related to reserves for amounts due from customers within the HTP and HVAC segments,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $2.2 million,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million,
•	a charge of approximately $1.8 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment,
•	a charge to warranty expense of approximately $0.6 million related to a product safety upgrade within the RVP and HTP segments, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(3)
Interest expense for the first nine months ended September 27, 2008 includes cash interest of approximately $90.1 million and non-cash interest of approximately $53.7 million.  Interest expense for the first nine months ended September 29, 2007 includes cash interest of approximately $87.0 million and non-cash interest of approximately $50.4 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash flow from Nortek and its subsidiaries, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek and its subsidiaries unrestricted cash and cash equivalents.

The Company’s ability to pay interest on or to refinance its indebtedness depends on Nortek’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control.  Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, energy costs, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  Reduced levels of home sales and housing starts, instability in the housing market, rising unemployment and declining consumer confidence negatively affected the Company’s results of operations and its cash flow in the first nine months of 2008.

The Company believes that the severe impact of the worldwide crisis in the credit and financial markets in September and October 2008, declines in new and existing home sales, the instability in the troubled mortgage market and rising unemployment will have a further negative impact on consumer disposable income and spending on home remodeling and repair expenditures through at least 2009.  Accordingly, these factors will have an adverse effect on the Company’s operating results including the fourth quarter of 2008.  Although the Company has implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008, the Company began instituting certain additional cost reduction measures, by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce, across all of its businesses given the rapidly changing and challenging economic environment, although there can be no assurance that these measures will be successful.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends to service NTK Holdings’ debt obligations, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  As of September 27, 2008, Nortek had the capacity to make certain payments, including dividends to service NTK Holdings’ debt obligations, of up to approximately $145.9 million.  As of September 27, 2008, Nortek’s Fixed Charge Coverage Ratio (as defined under Nortek’s 10% Senior Secured Notes and 8 1/2% Senior Subordinated Notes) was approximately 1.6:1.  If Nortek’s Fixed Charge Coverage Ratio (as defined under Nortek’s 10% Senior Secured Notes and 8 1/2% Senior Subordinated Notes) was at least 2.00:1 as of September 27, 2008, Nortek would have up to approximately $216.6 million available to make certain payments, including dividends to service NTK Holding’s debt obligations.

At September 27, 2008, the Company had approximately $38.2 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing the Company’s 10 3/4% Senior Discount Notes’ and the agreement governing the Company’s senior unsecured loan facility.

On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of the 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $720.9 million.  The 10% Senior Secured Notes are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States.

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

In connection with the offering of the 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing.  In October 2008, Nortek borrowed an additional $60.0 million under its ABL Facility.  Nortek incurred fees and expenses of approximately $11.8 million, which have been capitalized and are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If the amount available under Nortek’s ABL Facility is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will comply with a minimum fixed charge ratio test.  As of September 27, 2008, excess availability under Nortek’s ABL Facility exceeded $40.0 million and 12.5% of the borrowing base.

The net proceeds from the 10% Senior Secured Notes and the ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility (collectively, the “May 2008 Transactions”) plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

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

On May 10, 2006, the Company borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  The senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, the Company exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, the Company recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense in the first nine months of 2007 related primarily to the decrease in the fair value of the option.  The Company’s senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At September 27, 2008, the senior unsecured loan facility had an actual interest rate of approximately 9.8%.  The Company is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”).  If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount.  The Company must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, the Company has elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, the Company recorded approximately $6.0 million and $17.4 million of accrued interest for the third quarter and first nine months ended September 27, 2008, respectively, and recorded approximately $5.8 million and $15.8 million of accrued interest for the third quarter and first nine months ended September 29, 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At September 27, 2008 and December 31, 2007, the actual outstanding principal balance on the senior unsecured loan facility was approximately $255.4 million and $238.0 million, respectively.  The amount recorded as of September 27, 2008 and December 31, 2007, net of unamortized debt discount of approximately $3.7 million and $4.1 million, respectively, is approximately $251.7 million and $233.9 million, respectively.  The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $9.4 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $7.3 million at December 31, 2007.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of September 27, 2008, a definitive agreement was not signed.  As a result, the Company has classified approximately $9.2 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at September 27, 2008.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations, however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay the outstanding borrowings of approximately $13.3 million at September 27, 2008 related to these loans in an event of non-compliance.

The Company had consolidated debt at September 27, 2008 of approximately $2,111.1 million consisting of the following:

(Amounts in millions)
NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, net of unamortized discount of approximately $36.8 million	$366.2
NTK Holdings’ senior unsecured loan facility due 2014, including approximately $50.4 million of debt accretion related to the PIK option *	251.7
Nortek’s 10% Senior Secured Notes due 2013, net of unamortized discount of approximately $7.4 million	742.6
Nortek’s 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0
Nortek’s long-term notes, mortgage notes and other indebtedness	25.6
Nortek’s 9 7/8% Senior Subordinated Notes due 2011, including unamortized premium	10.0
Subtotal	2,021.1
Nortek’s short-term borrowings (including borrowings of approximately $35.0 million under Nortek’s ABL Facility), current maturities of long-term debt and long-term debt classified as current	90.0
$2,111.1

*	Also net of approximately $3.7 million of unamortized debt discount at September 27, 2008.

During the first nine months ended September 27, 2008, the Company had a net increase in its consolidated debt of approximately $93.2 million resulting from:

(Amounts in millions)

Net increases in debt related to May 2008 Transactions (1)	$36.7
Non-cash interest activity (2)	45.8
Other debt activity (3)	10.7
$93.2

(1)	Debt activity related to May 2008 Transactions is comprised of the following:

(Amounts in millions)
Issuance of 10% Senior Secured Notes, net of original debt discount of approximately $7.8 million	$742.2
Borrowings under Nortek’s ABL Facility	50.0
Repayment of outstanding borrowings under Nortek’s senior secured credit facility	(755.5)
$36.7

(2)	Debt activity related to non-cash interest activity is comprised of the following:

(Amounts in millions)
Debt accretion relating to the 10 ¾% Senior Discount Notes	$27.6
Debt accretion relating to the PIK option on the senior unsecured loan facility	17.4
Debt discount, net relating to the Company’s senior unsecured loan facility and Nortek’s 10% Senior Secured Notes	0.8
$45.8

(3)	Other debt activity is comprised of the following:

(Amounts in millions)
Net borrowings under the revolving portion of Nortek’s senior secured credit facility prior to the May 2008 Transactions	$45.0
Borrowings made under Nortek’s ABL Facility	30.0
Additional borrowings related primarily to the Company’s foreign subsidiaries	10.4
Payments made related to Nortek’s ABL Facility	(45.0)
Other principal payments	(30.5)
Changes in foreign currency exchange rates and other	0.8
$10.7

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

As noted above, during the second quarter of 2008, Nortek issued $750.0 million of 10% Senior Secured Notes, entered into a new five year $350.0 million senior secured asset-based revolving credit facility and repaid all outstanding borrowings under Nortek’s senior secured credit facility.  As a result of these transactions, the following is a summary of the Company’s estimated future cash obligations under long-term debt obligations and interest payments as of September 27, 2008:

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater	Total
	(Amounts in millions)

Notes, mortgage notes and obligations payable (1), (2)	$22.7	$129.5	$128.5	$1,876.3	$2,157.0
Interest payments (3), (4), (5)	142.5	355.7	383.8	140.6	1,022.6
Capital lease obligations	2.3	4.6	4.0	7.5	18.4
Total	$167.5	$489.8	$516.3	$2,024.4	$3,198.0

(1)	Excludes notes payable and other short-term obligations of approximately $65.0 million, including outstanding borrowings under the ABL Facility of approximately $35.0 million.

(2)	Excludes unamortized debt discount of approximately $7.4 million and $3.7 million related to Nortek’s 10% Senior Secured Notes and the Company’s senior unsecured loan facility, respectively.

(3)	Based upon interest rates in effect at September 27, 2008.

(4)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2017 in the above table.

(5)	Includes interest payments on Nortek’s ABL Facility which are estimated to continue through May 20, 2013 in the above table.

Although the Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties, the above table does not reflect these obligations as there have been no significant changes in these obligations since December 31, 2007 except as discussed in the following paragraph.

At September 27, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $17.8 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at September 27, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then the Company may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  As a result, the Company has recorded a contingent loss in connection with this arrangement of approximately $6.4 million in the third quarter of 2008, representing Management’s best estimate in accordance with SFAS No. 5, “Accounting for Contingencies”, without consideration as to any amount that the Company might receive under the buyer’s indemnification to Nortek.

The Company’s combined short-term and long-term product liability accruals increased from approximately $35.0 million at December 31, 2007 to approximately $38.5 million at September 27, 2008.  Product liability expense decreased from approximately $7.5 million for the third quarter ended September 29, 2007 to approximately $3.6 million for the third quarter ended September 27, 2008 and decreased from approximately $13.1 million for the first nine months ended September 29, 2007 to approximately $9.8 million for the first nine months ended September 27, 2008.  The decrease in product liability expense for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 is primarily the result of an improved trend in claims within the RVP segment during the first nine months of 2008.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $47.3 million at December 31, 2007 to approximately $51.0 million at September 27, 2008.  Warranty expense increased from approximately $7.9 million for the third quarter ended September 29, 2007 to approximately $8.3 million for the third quarter ended September 27, 2008 and increased from approximately $21.2 million for the first nine months ended September 29, 2007 to approximately $24.3 million for the first nine months ended September 27, 2008.  The increase in warranty expense for the third quarter and first nine months ended September 27, 2008 as compared to the same periods of 2007 is primarily as a result of increased expense levels for residential HVAC products due to higher sales volume in the third quarter and first nine months of 2008 as compared to the same periods of 2007.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Unrestricted cash and cash equivalents increased from approximately $53.4 million at December 31, 2007 to approximately $80.2 million at September 27, 2008.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At September 27, 2008, approximately $3.1 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $4.8 million for the third quarter ended September 27, 2008 as compared to approximately $10.0 million for the third quarter ended September 29, 2007 and were approximately $20.7 million for the first nine months ended September 27, 2008 as compared to approximately $24.1 million for the first nine months ended September 29, 2007.  Capital expenditures were approximately $36.4 million for the year ended December 31, 2007 and are expected to be between approximately $30.0 million and $35.0 million in 2008.

The Company’s working capital and current ratio increased from approximately $205.7 million and 1.4:1, respectively, at December 31, 2007 to approximately $246.3 million and 1.5:1, respectively, at September 27, 2008.  This increase in working capital for the first nine months ended September 27, 2008 was primarily a result of increases in inventories and accounts receivable and decreases in current maturities of long-term debt and accrued expenses and taxes, net, partially offset by increases in accounts payable, as described further below and previously.  The increase in cash from December 31, 2007 to September 27, 2008 was also a contributing factor to the increase in working capital.

Accounts receivable increased approximately $18.0 million, or approximately 5.6%, between December 31, 2007 and September 27, 2008, while net sales increased approximately $13.4 million, or approximately 2.4%, in the third quarter of 2008 as compared to the fourth quarter of 2007.  This increase in accounts receivable is primarily as a result of increased sales of the Company’s commercial and residential HVAC products.  The effect of changes in foreign currency exchange rates contributed approximately $2.2 million to the increase in accounts receivable at September 27, 2008. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on September 27, 2008 as compared to December 31, 2007.  Accounts receivable from customers related to foreign operations increased approximately $2.3 million, or approximately 2.1%, between December 31, 2007 and September 27, 2008.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first nine months of 2008.

Inventories increased approximately $15.1 million, or approximately 4.9%, between December 31, 2007 and September 27, 2008 as a result of increased purchases in the HVAC segment to support future sales levels.  The effect of changes in foreign currency exchange rates contributed approximately $1.2 million to the increase in inventories at September 27, 2008.

Accounts payable increased approximately $21.7 million, or 11.3%, between December 31, 2007 and September 27, 2008 due primarily to increased inventory levels in the HVAC segment and the timing of payments.  The effect of changes in foreign currency exchange rates contributed approximately $0.9 million to the increase in accounts payable at September 27, 2008.

Accrued expenses and taxes, net decreased approximately $6.0 million, or approximately 2.4%, between December 31, 2007 and September 27, 2008 primarily as a result of contingent consideration payments of approximately $32.7 million which were accrued at December 31, 2007 and were paid in the second quarter of 2008, partially offset by approximately $16.6 million of increased accrued interest primarily as a result of Nortek’s 10% Senior Secured Notes due 2013, approximately $4.9 million related to a reserve recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers and approximately $4.8 million of increased insurance reserves primarily consisting of product liability accruals in the RVP segment as noted previously.

Changes in certain working capital accounts, as noted above, between December 31, 2007 and September 27, 2008, differ from the changes reflected in the Company’s unaudited condensed consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows provided by operating activities remained unchanged at approximately $58.0 million for the first nine months ended September 27, 2008 and September 29, 2007, respectively.  This was primarily the net result of an increase in net loss of approximately $693.9 million, offset by an estimated non-cash goodwill impairment charge of approximately $600.0 million recorded in the third quarter of 2008, an increase in the deferred federal income tax provision of approximately $26.2 million, a decrease in working capital needs of approximately $52.0 million and a non-cash loss from debt retirement of approximately $9.9 million.  Net cash flows used in investing activities decreased by approximately $68.0 million from approximately $116.9 million for the first nine months ended September 29, 2007 to approximately $48.9 million for the first nine months ended September 27, 2008.  This decrease was primarily due to a decrease in payments for acquisitions of approximately $60.8 million, an increase of approximately $5.6 million in proceeds from the sale of property and equipment and a decrease in the level of capital expenditures of approximately $3.4 million.  Net cash flows provided by financing activities decreased by approximately $50.4 million from approximately $68.1 million for the first nine months ended September 29, 2007 to approximately $17.7 million for the first nine months ended September 27, 2008.  This decrease was primarily due to fees paid in connection with the May 2008 Transactions of approximately $33.1 million and a decline in net borrowings of approximately $26.0 million, partially offset by an equity investment by THL-Nortek Investors, LLC of approximately $4.2 million during the second quarter of 2008.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents increased approximately $26.8 million and $9.2 million from December 31, 2007 to September 27, 2008 and from December 31, 2006 to September 29, 2007, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$37.0	$89.0
Change in accounts receivable, net	(20.2)	(12.6)
Change in inventories	(16.3)	(36.7)
Change in prepaids and other current assets	(1.5)	1.4
Change in accounts payable	22.7	16.3
Change in accrued expenses and taxes	31.2	(3.5)
Investing Activities:
Capital expenditures	(20.7)	(24.1)
Net cash paid for businesses acquired	(32.7)	(93.5)
Proceeds from the sale of property and equipment	6.2	0.6
Change in restricted cash and marketable securities	0.3	1.5
Financing Activities:
Change in borrowings, net	59.9	72.6
Net proceeds from sale of the 10% Senior Secured Notes due 2013	742.2	---
Redemption of Nortek's senior secured credit facility	(755.5)	---
Fees paid in connection with new debt facilities	(33.1)	---
Equity investment by THL-Nortek Investors, LLC	4.2	---
Payment in connection with senior unsecured loan facility rollover	---	(4.5)
Other, net	3.1	2.7
	$26.8	$9.2

(1)
Summarized from the Company’s unaudited condensed consolidated statement of cash flows for the first nine months ended September 27, 2008 and September 29, 2007 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first nine months ended September 27, 2008 and September 29, 2007:

	For the first nine months ended
	Sept. 27, 2008	Sept. 29, 2007
	(Dollar amounts in millions)

Net cash provided by operating activities	$58.0	$58.0
Cash (provided by) used by working capital and
other long-term asset and liability changes	(21.0)	31.0
Non-cash goodwill impairment charge	(600.0)	---
Deferred federal income tax (provision) benefit	(16.8)	9.4
Gain (loss) on property and equipment	2.5	(1.0)
Loss from debt retirement	(9.9)	---
Non-cash interest expense, net	(53.7)	(50.4)
Non-cash stock-based compensation expense	(0.1)	(0.3)
Provision for income taxes	31.6	11.4
Interest expense (3)	143.8	137.4
Investment income	(0.6)	(1.5)
EBITDA (1), (2)	$(466.2)	$194.0

(1)	EBITDA for the first nine months ended September 27, 2008 includes the following other income and expense items:
•	an estimated non-cash goodwill impairment charge of approximately $600.0 million,
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	a charge of approximately $6.4 million related to an estimated loss contingency on a lease guarantee,
•	approximately $4.9 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers within the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $3.2 million within the RVP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility within the RVP segment,
•	a reduction in the social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment of approximately $1.9 million,
•	a charge of approximately $1.5 million related to a reserve for amounts due from customers within the HTP segment,
•	a gain on the settlement of litigation in the HVAC segment resulting from a prior bad debt write-off of approximately $1.2 million,
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries, and
•	approximately $0.6 million in net charges related to the closure of certain RVP segment facilities.

(2)	EBITDA for the first nine months ended September 29, 2007 includes the following other income and expense items:
•	net foreign exchange losses of approximately $3.4 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries,
•	a charge of approximately $2.6 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility within the HVAC segment,
•	charges of approximately $2.3 million related to reserves for amounts due from customers within the HTP and HVAC segments,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland within the RVP segment of approximately $2.2 million,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million,
•	a charge of approximately $1.8 million related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility within the RVP segment,
•	a charge to warranty expense of approximately $0.6 million related to a product safety upgrade within the RVP and HTP segments, and
•	approximately $0.2 million in net charges related to the closure of certain RVP segment facilities.

(3)
Interest expense for the first nine months ended September 27, 2008 includes cash interest of approximately $90.1 million and non-cash interest of approximately $53.7 million.  Interest expense for the first nine months ended September 29, 2007 includes cash interest of approximately $87.0 million and non-cash interest of approximately $50.4 million.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, credit availability, inflation, energy costs, consumer confidence and unemployment, among others.  The Company’s performance in the third quarter and first nine months of 2008 was adversely impacted as a result of the troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity, as well as a negative impact on consumer spending on home remodeling and repair.  In the third quarter and first nine months of 2008 the Company’s earnings continued to be challenged by higher commodity costs which have only been partially offset by certain price increases and the Company’s strategic cost reduction initiatives.  The Company believes that the severe impact of the worldwide crisis in the credit and financial markets in September and October 2008 will have further negative impacts on employment levels and consumer spending, including home remodeling and repair expenditures, which will adversely impact the Company’s operating results through at least 2009.

The Company experienced an increase in the level of product liability expense in 2007 over 2006, particularly in the RVP segment.  In the first nine months of 2008, product liability expense declined.  The Company is unable to ascertain at this time whether this level of expense in 2008 will continue at this level, increase or decrease.

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

The Company is subject to the effects of changing prices and for the past several years, the impact of inflation has had a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  The Company continued to experience higher material costs primarily related to purchases of steel, copper and aluminum in the first nine months of 2008.  Additionally, during the first nine months of 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the same period of 2007.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As of September 27, 2008, approximately 7.2% of the Company’s workforce was subject to various collective bargaining agreements.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 27, 2008, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 27, 2008, approximately 85.4% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at September 27, 2008, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining three months of 2008 of approximately $0.8 million.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and first nine months of 2008, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholder’s investment of approximately $5.7 million and $4.4 million for the third quarter and first nine months ended September 27, 2008, respectively.  Additionally, the impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in foreign exchange losses recorded in SG&A of approximately $0.9 million for the third quarter ended September 27, 2008 as compared to the same period of 2007 and resulted in an increase in foreign exchange gains recorded in selling, general and administrative expense, net of approximately $4.3 million for the first nine months ended September 27, 2008 as compared to the same period of 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short- term obligations at September 27, 2008 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At September 27, 2008, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At September 27, 2008, the Company did not have any material outstanding commodity forward contracts.

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

November 12, 2008