Form 10-K
period 2008-12-31
NTK Holdings, Inc.
filed 2009-04-10
CIK 1318035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
                     (Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).Yes [_]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [X]No [_]

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

The number of shares of Common Stock outstanding as of April 3, 2009 was 3,000.

NTK HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2008

PART I

Item 1.  Business.

NTK Holdings, Inc. (“NTK Holdings”) is a Delaware corporation that was formed to hold the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), which holds the capital stock of Nortek, Inc. (“Nortek”).  NTK Holdings became the parent company of Nortek Holdings on February 10, 2005. As used in this report, the term “Company” refers to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise.  The term “Company” is used for convenience only and is not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

General

The Company is a leading diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Home Technology Products (“HTP”) segment,

•	the Residential Air Conditioning and Heating Products (“Residential HVAC“) segment and

•	the Commercial Air Conditioning and Heating Products (“Commercial HVAC“) segment.

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

The Company’s Business Segments

During 2008, the Company changed the composition of its reporting segments to reflect the Residential HVAC segment separately.  In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

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

The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 15.0% and 10.2%, respectively, of the Company’s consolidated net sales in 2008, approximately 18.3% and 12.9%, respectively, of the Company’s consolidated net sales in 2007 and approximately 17.9% and 14.6%, respectively, of the Company’s consolidated net sales in 2006.

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

The Company sells the products in its RVP segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others.  Private label customers accounted for approximately 24% of the net sales of this segment in 2008.

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

Product manufacturing in the RVP segment generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures, polyethylene components and electronic components) and painting, finishing and packaging.

The Company has moved, and is continuing to move, the production of certain of its product lines from its facilities in the U.S., Canada and Italy to regions with lower labor costs, such as China, Poland and Mexico.  In 2008, the Company consolidated its production of medicine cabinets from its facilities in Los Angeles, California and Union, Illinois to its facility in Cleburne, Texas (previously used to manufacture range hoods).  As a result of these production moves, the Company has closed its operations in Los Angeles, California, Union, Illinois and Cincinnati, Ohio, as well as certain operations in Italy.

The Company’s RVP segment had 14 manufacturing plants and employed approximately 2,700 full-time people as of December 31, 2008, of which approximately 194 are covered by collective bargaining agreements which expire in 2011 and approximately 162 are covered by collective bargaining agreements which expire in 2013.

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

The segment’s audio/video distribution and control equipment products include multi-room/multi-source amplifiers, home theater receivers, intercom systems, hard disk media servers and control devices such as keypads, remote controls and volume controls.  The segment’s speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theater applications.  These products are sold under the Niles®, IntelliControl® ICS, Elan®, Via®, HomeLogic®, ATON™, SpeakerCraft®, JobSite®, Proficient Audio Systems®, Sunfire®, Imerge®, Xantech®, M&S Systems® and Channel Plus® brand names.

Through its 2007 acquisition of Home Logic, LLC, the segment has expanded its offering of control equipment to include software and hardware that facilitates the control of third party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.  These products are being sold under the Home Logic® brand name and are being offered in conjunction with Elan’s product offerings.

The segment’s security and access control products include residential and certain commercial intrusion protection systems, components for closed circuit television systems (camera housings), garage and gate operators and devices to gain entry to buildings and gated properties such as radio transmitters and contacts, keypads and telephone entry systems.  These products are sold under the Linear®, GTO/PRO®, Mighty Mule®, OSCO®, Aigis®, AllStar®, IEI® and other private label brand names, as well as Westinghouse®, which is licensed.

Other products in this segment include power conditioners and surge protectors sold under the Panamax® and Furman® brand names, audio/video wall mounts and fixtures sold under the OmniMount® brand name, structured wiring products sold under the OpenHouse® and Channel Plus® brand names, audio/video products distributing, extending and converting signals to multiple display screens under the Magenta™ and Gefen® brand names, radio frequency control products and accessories sold under private label agreements and lighting control products sold under the LiteTouch® brand name.

The Company sells the products in its HTP segment to distributors, professional installers, electronics retailers and original equipment manufacturers.  Sales of this segment are primarily driven by replacement applications, new installations in existing properties and the purchases of high-priced audio/video equipment such as flat panel televisions and displays and to a lesser extent new construction.  In addition, a portion of the sales of this segment is sold to customers in the non-residential market.

A key component to the Company’s growth of this segment has been strategic acquisitions of companies with similar or complementary products and distribution channel strengths.  There have been 18 acquisitions within the segment since December 31, 2003, of which the last acquisition was consummated on July 27, 2007.  Post-acquisition savings and synergies have been realized in the areas of manufacturing, sourcing and distribution as well as in the administrative, engineering and sales and marketing areas.

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

In this segment, the Company has several administrative and distribution facilities in the United States and a significant amount of its products are manufactured at its facility located in China.  In addition, certain products are sourced from low cost Asian suppliers based on the Company’s specifications.  The Company believes that its Asian operations provide the Company with a competitive cost advantage.

The Company’s HTP segment had 8 manufacturing plants and employed approximately 2,200 full-time people as of December 31, 2008.  The Company believes that its relationships with its employees in this segment are satisfactory.

Residential Air Conditioning and Heating Products Segment

The Company’s Residential Air Conditioning and Heating Products (“Residential HVAC”) segment principally manufactures and sells split-system air conditioners, heat pumps, air handlers, furnaces and related equipment, accessories and parts for the residential and certain commercial markets.  For site-built homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®.  The segment also supplies products to certain of its customers under the Broan®, NuTone®, Mammoth® and several private label brand names.  Within the residential market, the Company is one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada.  In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names.

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

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors.  The site-built residential HVAC market is very competitive.  In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (formerly American Standard Companies Inc.), York International Corporation (a subsidiary of Johnson Controls, Inc.) and Goodman Global, Inc.  In 2008, the Company estimates that approximately 58% of this segment’s sales of residential HVAC products were attributable to the replacement market, which tends to be less cyclical than the new construction market.

In addition, the segment sells residential HVAC products outside of North America, with sales concentrated primarily in Latin America and the Middle East.  International sales consist of not only the segment’s manufactured products, but also products manufactured to specification by outside sources.  The products are sold under the Westinghouse® licensed brand name, the segment’s own Miller® brand name, as well as other private label brand names.

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

The Company’s Residential HVAC segment had 4 manufacturing plants and employed approximately 1,500 full-time people as of December 31, 2008.  The Company believes that its relationships with its employees in this segment are satisfactory.

Commercial Air Conditioning and Heating Products Segment

The Company’s Commercial Air Conditioning and Heating Products (“Commercial HVAC”) segment manufactures and sells HVAC systems that are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores, clean rooms and governmental buildings.  These systems are designed primarily to operate on building rooftops (including large self-contained walk-in-units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons.  The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names.  The Company’s subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is divided into standard and custom-designed equipment.  Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment.  As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, such as the Company.  However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building.  Unlike standard equipment, the segment’s commercial HVAC equipment can be designed to match a customer’s exact space, capacity and performance requirements.  The segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because this equipment is located outside the building.  In addition, the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems.  As compared with site-built and factory built HVAC systems, the segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment.  As a result, the segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs.  The segment sells its commercial HVAC products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms and governmental buildings.  The segment seeks to maintain, as well as establish and develop, strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its custom-designed equipment.

In 2008, the Company estimates that approximately 25% of its air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins.  The segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment’s commercial HVAC products are marketed through independently owned manufacturers’ representatives and approximately 280 sales, marketing and engineering professionals as of December 31, 2008.  The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment’s commercial products because of the design intensive nature of the market segment in which it competes.

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

The Company’s Commercial HVAC segment had 12 manufacturing plants and employed approximately 2,400 full-time people at December 31, 2008, of which approximately 186 are covered by collective bargaining agreements which expire in 2009 and approximately 159 are covered by collective bargaining agreements which expire in 2011.

Backlog

Backlog expected to be filled within the next twelve months as of December 31, 2008 was approximately $260.5 million and was approximately $263.1 million as of December 31, 2007.  The decrease in backlog from December 31, 2007 to December 31, 2008 reflects a reduction in backlog for residential ventilation, home technology and residential HVAC products of approximately $31.9 million, partially offset by an increase in backlog serving commercial HVAC customers of approximately $29.3 million.

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

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes.  The principal raw materials the Company purchases are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, various chemicals, paints, plastics, motors and compressors.

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

Research and Development

The Company’s research and development activities are principally for new product development and represent approximately 2.5%, 2.4% and 2.0% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively.

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

Environmental and Regulatory Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites.  The Company believes that it is in substantial compliance with the material laws and regulations applicable to it.  The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released.  Such claims may relate to properties or business lines acquired by the Company after a release has occurred.  In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous materials or wastes.  Expenditures in 2008, 2007 and 2006 to evaluate and remediate such sites were not material.  While the Company is able to reasonably estimate certain of its contingent losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible party, or PRP, (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur.  Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt.  Thus, the solvency of other PRPs could directly affect the Company’s ultimate aggregate clean-up costs.  In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

The Company’s HVAC products must be designed and manufactured to meet various regulatory standards.  The United States and other countries have implemented a protocol on ozone-depleting substances that limits its ability to use hydrochlorofluorocarbons (“HCFCs”), a refrigerant used in air conditioning and heat pump products.  In accordance with recently enacted regulations, beginning on January 1, 2010, all of the Company’s HVAC products must be manufactured with R410 refrigerant instead of R22.  In addition, the Company’s residential HVAC products are subject to federal minimum efficiency standards, which increased to a 13 seasonal energy efficiency ratio (“SEER”) in 2006.  The Company’s residential HVAC products for manufactured housing include furnaces which must be designed and engineered to meet certain standards required by the U.S. Department of Housing and Urban Development and other federal agencies.  The Company must continue to improve its products to meet these and other applicable standards as they develop and become more stringent over time.

Employees

The Company employed approximately 8,800 full time persons as of December 31, 2008.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs.  A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment.  As agreements expire and until negotiations are completed, the Company does not know whether it will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages.

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

Website

NTK Holdings’ periodic and current reports are available on Nortek’s website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished, to the Securities and Exchange Commission (“SEC”).

Item 1A.  Risk Factors.

Risks Related to Our Business:

The Company’s business is dependent upon the levels of remodeling and replacement activity and new construction activity which have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  For example, reduced levels of home sales and housing starts and other softening in the housing markets in 2008 negatively affected the Company’s results of operations in 2008 and these factors are expected to continue to negatively affect the Company’s results of operations and cash flows throughout 2009.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact the Company’s business.  The tightening of credit standards and the decrease in home values are expected to result in a decline in consumer spending for home remodeling and replacement projects which could adversely impact the Company’s operating results.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of the Company’s products in the residential construction market.

Fluctuations in the cost or availability of raw materials and components and increases in freight and other costs could have an adverse effect on the Company’s business.

The Company is dependent upon raw materials and purchased components, including, among others, steel, motors, compressors, copper, packaging material, aluminum, plastics, glass and various chemicals and paints that it purchases from third parties.  As a result, the Company’s results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or in limited availability of raw materials or components.  The Company does not typically enter into long-term supply contracts for raw materials and components.  In addition, the Company generally does not hedge against its supply requirements.  Accordingly, the Company may not be able to obtain raw materials and components from its current or alternative suppliers at reasonable prices in the future, or may not be able to obtain raw materials and components on the scale and within the time frames the Company requires.  Further, if the Company’s suppliers are unable to meet the Company’s supply requirements, the Company could experience supply interruptions and/or cost increases which (to the extent the Company was unable to find alternate suppliers or pass along these additional costs to its customers) could adversely affect the Company’s results of operations, cash flows and financial condition.

For example, during 2006 through 2008, the Company experienced significant increases in the prices it paid for steel, copper, aluminum and steel fabricated parts.  In addition, the Company has experienced and may continue to experience an increase in freight and other costs due to rising oil and other energy prices.  While the Company was able to offset a portion of these cost increases in these periods by raising prices to its customers for some products, as well as through strategic sourcing initiatives and improvements in manufacturing efficiency, there can be no assurance that the Company will be able to offset all material cost increases in 2009 or in any future periods.

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

There are several risks in acquisitions, including:

•	the difficulty and expense that the Company incurs in connection with the acquisition;
•	the difficulty and expense that the Company incurs in the subsequent assimilation of the operations of the acquired company into the Company’s operations;
•	adverse accounting consequences of conforming the acquired company's accounting policies to the Company’s;
•
the difficulties and expense of developing, implementing and monitoring systems of internal controls at acquired companies, including disclosure controls and procedures and internal controls over financial reporting;

•	the difficulty in operating acquired businesses;
•	the diversion of management's attention from the Company’s other business concerns;
•	the potential loss of customers or key employees of acquired companies;
•	the impact on the Company’s financial condition due to the timing of the acquisition or the failure to meet operating expectations for the acquired business; and
•	the assumption of unknown liabilities of the acquired company.

The Company cannot assure that any acquisition it has made or may make will be successfully integrated into the Company’s on-going operations or that the Company will achieve any expected cost savings from any acquisition.  If the operations of an acquired business do not meet expectations, the Company’s profitability and cash flows may be impaired and the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.  The Company does not expect to consummate any acquisitions in 2009.

Because the Company competes against competitors with substantially greater resources, the Company faces external competitive risks that may negatively impact its business.

The Company’s RVP and HTP segments compete with many domestic and international suppliers in various markets.  The Company competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price.  Some of the Company’s competitors in these markets have greater financial and marketing resources than that of the Company.

The Company’s Residential HVAC segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of product line, distribution, product availability and price. Most of the Company’s residential HVAC competitors have greater financial and marketing resources and the products of certain of the Company’s competitors may enjoy greater brand awareness than the Company’s residential HVAC products.

The Company’s Commercial HVAC segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost.  Most of the Company’s competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than the Company does.

Competitive factors could require the Company to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect its operating results.

Fluctuations in currency exchange rates could adversely affect the Company’s revenues, profitability and cash flows.

The Company’s foreign operations expose the Company to fluctuations in currency exchange rates and currency devaluations.  The Company reports its financial results in U.S. dollars, but a portion of its sales and expenses are denominated in Euros, Canadian Dollars and other currencies.  As a result, changes in the relative values of U.S. dollars, Euros, Canadian Dollars and other currencies will affect the Company’s levels of revenues and profitability.  If the value of the U.S. dollar increases relative to the value of the Euro, Canadian Dollar and other currencies, the Company’s levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars.  Conversely, if the value of the U.S. dollar decreases relative to the value of the Euro, Canadian Dollar and other currencies, the Company’s levels of revenue and profitability will increase since the translation of a certain number of Euros or units of such other currencies into U.S. dollars for financial reporting purposes will represent additional U.S. dollars.  In addition, in the case of sales to customers in certain locations, the Company’s sales are denominated in U.S. dollars, Euros or Canadian Dollars but all or a substantial portion of the Company’s associated costs are denominated in a different currency.  As a result, changes in the relative values of U.S. dollars, Euros and Canadian Dollars and any such different currency will affect the Company’s profitability and cash flows.

Because the Company has substantial operations outside the United States, the Company is subject to the economic and political conditions of foreign nations.

The Company has manufacturing facilities in several countries outside of the United States.  In 2008, the Company sold products in approximately 100 countries other than the United States.  Foreign net sales, which are attributed based upon the location of the Company’s subsidiary responsible for the sale, were approximately 21.2% and 21.5% of consolidated net sales for the years ended December 31, 2008 and 2007, respectively.  The Company’s foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on the Company’s ability to repatriate funds;
•	foreign governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase;
•	an outbreak or escalation of any insurrection, armed conflict or act of terrorism, or another form of political instability, may occur;
•	natural disasters may occur, and local governments may have difficulties in responding to these events;
•	foreign governments may nationalize foreign assets or engage in other forms of governmental protectionism;
•	foreign governments may impose or increase investment barriers, customs or tariffs, or other restrictions affecting the Company’s business; and
•
development, implementation and monitoring of systems of internal controls of the Company’s international operations, including disclosure controls and procedures and internal controls over financial reporting, may be difficult and expensive.

The occurrence of any of these conditions could disrupt the Company’s business in particular countries or regions of the world, or prevent the Company from conducting business in particular countries or regions, which could reduce sales and adversely affect profitability.  In addition, NTK Holdings relies on dividends and other payments or distributions from its subsidiaries to meet its debt obligations.  If foreign governments impose limitations on the Company’s ability to repatriate funds or impose or increase taxes on remittances or other payments to the Company, the amount of dividends and other distributions NTK Holdings receives from its subsidiaries could be reduced, which could reduce the amount of cash available to NTK Holdings to meet its debt obligations.

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

The Company’s operations depend upon its ability to maintain relations with its independent distributors and dealers and the Company does not typically enter into long-term contracts with them.  If the Company’s key distributors or dealers are unwilling to continue to sell the Company’s products, or if any of them merge with or are purchased by a competitor, the Company could experience a decline in sales.  If the Company is unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, the Company’s business, results of operations and cash flows could be adversely affected.  For the year ended December 31, 2008, approximately 50% of the Company’s consolidated net sales were made through its independent distributors and dealers, and the Company’s largest distributor or dealer accounted for approximately 4% of consolidated net sales for the year ended December 31, 2008.

In addition, the loss of one or more of the Company’s other major customers, or a substantial decrease in such customers' purchases from the Company, could have a material adverse effect on results of operations and cash flows.  Because the Company does not generally have binding long-term purchasing agreements with its customers, there can be no assurance that the Company’s existing customers will continue to purchase products from the Company.  The Company’s largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for the year ended December 31, 2008.

Labor disruptions or cost increases could adversely affect the Company’s business.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers' needs.  A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting the Company’s unionized employees) could result in material gains or losses or the recognition of an asset impairment.  As collective bargaining agreements expire and until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages.  At December 31, 2008, approximately 8% of the Company’s employees are unionized, and from time to time the Company experiences union organizing efforts directed at the Company’s non-union employees.  The Company may also experience labor cost increases or disruptions in its non-union facilities in circumstances where the Company must compete for employees with necessary skills and experience or in tight labor markets.

The Company must continue to innovate and improve its products to maintain its competitive advantage.

The Company’s ability to maintain and grow its market share depends on the ability to continue to develop high quality, innovative products.  An important part of the Company’s competitive strategy includes leveraging its distributor and dealer relationships and its existing brands to introduce new products.  In addition, some of the Company’s HVAC products are subject to federal minimum efficiency standards and/or protocols concerning the use of ozone-depleting substances that have and are expected to continue to become more stringent over time.  The Company cannot assure that its investments in product innovation and technological development will be sufficient or that it will be able to create and market new products to enable the Company to successfully compete with new products or technologies developed by the Company’s competitors, or meet heightened regulatory requirements in the future.

The Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws.

The Company’s operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites.  The Company has used and continues to use various substances in its products and manufacturing operations, and has generated and continues to generate wastes, which have been or may be deemed to be hazardous or dangerous.  As such, the Company’s business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations.  These laws and regulations affect ongoing operations and require capital costs and operating expenditures in order to achieve and maintain compliance.  For example, the United States and other countries have established programs for limiting the production, importation and use of certain ozone depleting chemicals, including HCFCs, a refrigerant used in the Company’s air conditioning and heat pump products.  Some of these chemicals have been banned completely, and others are currently scheduled to be phased out in the United States by the year 2010.  Modifications to the design of the Company’s products may be necessary in order to utilize alternative refrigerants.

In addition, the Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, or non-compliance with environmental permits required at its facilities.  Certain environmental laws and regulations also impose liability, without regard to knowledge or fault, relating to the existence of contamination at or associated with properties used in the Company’s current and former operations, or those of the Company’s predecessors, or at locations to which current or former operations or those of the Company’s predecessors have shipped waste for disposal.  Contaminants have been detected at certain of the Company’s former sites, and the Company has been named as a potentially responsible party at several third-party waste disposal sites.  While the Company is not currently aware of any such sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability.  In addition, the Company cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to material environmental liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The development, manufacture, sale and use of the Company’s products involve risks of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide.  The Company currently carries insurance and maintains reserves for potential product liability claims.  However, the Company’s insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on the Company’s business.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  To date, the Company has been able to obtain insurance in amounts it believes to be appropriate to cover such liability.  However, the Company’s insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or the Company’s situation in particular.  Any such increase could result in lower profits or cause the need to reduce the Company’s insurance coverage.  In addition, a future claim may be brought against the Company which would have a material adverse effect on the Company.  Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance.  The Company’s product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on future profitability.  In addition, warranty claims are generally not covered by the Company’s product liability insurance.  Further, any product liability or warranty issues may adversely affect the Company’s reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its business.

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

The Company’s success depends to a significant degree upon the continued contributions of its executive officers and key employees and consultants, both individually and as a group.  The Company’s future performance will be substantially dependent on its ability to retain and motivate them.  The loss of the services of any of these executive officers or key employees and consultants, particularly NTK Holdings’ Chairman and Chief Executive Officer, Richard L. Bready, and the Company’s other executive officers, could prevent the Company from executing its business strategy.

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

Risks Related to Our Capital Structure:

The Company’s substantial debt could negatively impact its business, prevent the Company from fulfilling its outstanding debt obligations and adversely affect its financial condition.

The Company has a substantial amount of debt.  At December 31, 2008, the Company had approximately $2,233.8 million of total debt outstanding.  The terms of the Company’s outstanding debt, including NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, NTK Holdings’ senior unsecured loan facility due 2014, Nortek’s 10% Senior Secured Notes due 2013, Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and Nortek’s $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) limit, but do not prohibit, the Company from incurring additional debt.  If additional debt is added to current debt levels, the related risks described below could intensify.

The substantial amount of the Company’s debt has or could have important consequences, including the following:

•	the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness, or other purposes is impaired;
•	a substantial portion of the Company’s cash flow from operations will be dedicated to paying principal and interest on its debt, thereby reducing funds available for expansion or other purposes;
•	the Company is more leveraged than some of its competitors, which may result in a competitive disadvantage;
•	the Company is vulnerable to interest rate increases, as certain of its borrowings, including those under Nortek’s ABL Facility, are at variable rates;
•	the Company’s failure to comply with the restrictions in its financing agreements would have a material adverse effect on it;
•	the Company’s significant amount of debt makes it more vulnerable to changes in general economic conditions;
•	the Company faces limitations on its ability to make strategic acquisitions, invest in new products or capital assets or take advantage of business opportunities; and
•	the Company is limited in its flexibility in planning for, or reacting to, changes in its business and the industries in which it operates.

The Company believes that it will need to access the capital markets in the future to raise the funds to repay its substantial debt.  In April 2009, Moody’s downgraded the debt ratings for Nortek and NTK Holdings from “B3” to “Caa2” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2009 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.  The current debt ratings, and any further future rating agency downgrades in the Company's indebtedness, could impede its ability to refinance indebtedness or adversely impact future borrowing costs.

The Company has no assurance that it will be able to complete a refinancing or that it will be able to raise any additional financing, particularly in view of the Company’s high levels of debt relative to its financial performance and the restrictions under its debt agreements.  If the Company is unable to satisfy or refinance its indebtedness as it comes due, the Company will be in default on its debt obligations.  If the Company defaults on its debt obligations and any of its indebtedness is accelerated, such acceleration will have a material adverse effect on the Company’s financial condition and cash flows.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” included elsewhere herein for a further description of the terms and conditions of the Company’s outstanding indebtedness.

The Company may be unable to generate sufficient cash to service all of its indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

The Company has significant cash payments due on its indebtedness and certain other specified obligations in 2009 and thereafter.  For the year ending December 31, 2009, no such payments are due by NTK Holdings, but Nortek and its subsidiaries owe principal and interest payments on its indebtedness in the total amount of approximately $164.5 million.  In the fiscal year ending December 31, 2010, the total of such principal and interest payments, including payments owed by NTK Holdings, is approximately $308.9 million.  For a description of the obligations to which the payments referred to in this paragraph relate and the amount of the payments due on such obligations after December 31, 2010, see the table in “Liquidity and Capital Resources” included elsewhere herein.

The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on its subsidiaries’ financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business and other factors beyond the Company’s control. If the subsidiaries’ cash flows and capital resources are insufficient to fund the Company’s debt service obligations, the Company could face substantial liquidity problems and may be forced to seek additional capital or restructure or refinance the Company’s indebtedness and its subsidiaries may be forced to reduce or delay capital expenditures and sell assets.  In addition, the Company may seek to reduce its debt service obligations through the retirement or purchase of outstanding debt through cash purchases, prepayments and/or exchanges in open market purchases, privately negotiated transactions or otherwise.  These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations.

Under the terms of its indebtedness, Nortek has limited capacity to make certain payments, including dividends, to NTK Holdings.

Nortek’s 10% Senior Secured Notes due 2013, 8 1/2% Senior Subordinated Notes due 2014 and ABL Facility limit Nortek’s ability to make certain payments, including dividends, to NTK Holdings.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations. At December 31, 2008, Nortek had the capacity under the terms of its existing indebtedness to make certain payments, including dividends, of up to approximately $145.9 million to NTK Holdings.

NTK Holdings has significant cash payments due on its indebtedness beginning in the fiscal year ending December 31, 2010, and the Company’s financial condition and level of operating performance may impair the ability of NTK Holdings to make such payments.

Although NTK Holdings has no cash payments due on its outstanding indebtedness or other liquidity needs in 2009, NTK Holdings has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due in March 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the terms of the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest, and a default of Nortek’s ABL Facility would trigger a cross-default of the indentures.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  See the next risk factor below for a description of certain consequences which may result from events of default under Nortek’s ABL Facility and such indentures.

The terms of the Company’s debt covenants could limit how the Company conducts its business and its ability to raise additional funds.

The agreements that govern the terms of the Company’s debt, including the indentures that govern NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, NTK Holdings’ senior unsecured loan facility due 2014, Nortek’s 10% Senior Secured Notes due 2013 and Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and the credit agreement that governs Nortek’s ABL Facility, contain covenants that restrict Nortek's ability and the ability of its subsidiaries to:

•	incur additional indebtedness;
•	pay dividends or make other distributions;
•	make loans or investments;
•	incur certain liens;
•	enter into transactions with affiliates; and
•	consolidate, merge or sell assets.

There are limitations on Nortek’s ability to incur the full $350.0 million of commitments under Nortek’s ABL Facility.  Availability is limited to the lesser of the borrowing base and $350.0 million, and the covenants under Nortek’s 8 1/2% Senior Subordinated Notes due 2014 do not currently allow Nortek to incur up to the full $350.0 million.  As of December 31, 2008, Nortek had $145.0 million outstanding under the ABL Facility and additional borrowing capacity under the ABL Facility of approximately $69.0 million.

Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit if (i) excess availability (as defined) is less than 15% of the lesser of the commitment amount and the borrowing base or (ii) an event of default has occurred and is continuing.  In addition, under Nortek’s ABL Facility, if Nortek’s borrowing availability falls below the greater of (i) $40 million and (ii) 12.5% of the borrowing base, Nortek will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1.0.  Nortek’s ability to meet the required fixed charge coverage ratio can be affected by events beyond the Company’s control.  A breach of any of these covenants could result in a default under Nortek’s ABL Facility.

Moreover, Nortek’s ABL Facility provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to the Company.  There can be no assurance that the lenders under Nortek’s ABL Facility will not impose such actions during the term of the ABL Facility and further, were they to do so, the resulting impact of this action could materially and adversely impair the Company’s ability to service its outstanding indebtedness.

A breach of the covenants under the indentures that govern NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, NTK Holdings’ senior unsecured loan facility due 2014, Nortek’s 10% Senior Secured Notes due 2013 and Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and the credit agreement that governs Nortek’s ABL Facility could result in an event of default under the applicable indebtedness.  Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.  In addition, an event of default under Nortek’s ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility.  Furthermore, if the Company was unable to repay the amounts due and payable under Nortek’s ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event the Company’s lenders or noteholders accelerate the repayment of its borrowings, the Company cannot assure that the Company and its subsidiaries would have sufficient assets to repay such indebtedness and any assets of Nortek and its subsidiaries would be available to repay the indebtedness of Nortek and its subsidiaries before being available to repay the indebtedness of NTK Holdings.

If NTK Holdings is unable to access funds generated by its subsidiaries, including Nortek, NTK Holdings may not be able to meet its financial obligations.

Because NTK Holdings conducts its operations through its subsidiaries, NTK Holdings depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations.  Legal restrictions in the United States and foreign jurisdictions applicable to the subsidiaries of NTK Holdings and contractual restrictions in certain agreements governing current and future indebtedness of such subsidiaries, as well as the financial condition and operating requirements of such subsidiaries, may limit the ability of NTK Holdings to obtain cash from its subsidiaries.  All of the subsidiaries of NTK Holdings are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to NTK Holdings.

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

		Approximate
Location (1)	Description	Square Feet

Residential Ventilation Products Segment:
Hartford, WI	Manufacturing/Warehouse/Administrative	538,000	(3)
Hartford, WI	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	178,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000	(2)
Cleburne, TX	Manufacturing/Warehouse/Administrative	215,000	(3)
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	44,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, CA	Warehouse/Administrative	35,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(2)
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*

Home Technology Products Segment:
Sylmar, CA	Administrative	18,000	*
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Lexington, KY	Warehouse/Administrative	73,000	*
Carlsbad, CA	Warehouse/Administrative	64,000	*
Vista, CA	Warehouse	69,000	*
Riverside, CA	Administrative	82,000	*
Casnovia, MI	Manufacturing/Warehouse/Administrative	28,000	*
Phoenix, AZ	Manufacturing/Warehouse/Administrative	51,000	*
Petaluma, CA	Warehouse/Administrative	26,000	*
Miami, FL	Warehouse/Administrative	43,000	*
Cambridge, U.K.	Warehouse/Administrative	11,000	*
Tallahassee, FL	Manufacturing/Warehouse/Administrative	71,000	(3)
Summerville, SC	Warehouse/Administrative	162,000	*
New Milford, CT	Manufacturing/Warehouse/Administrative	17,000	**
Los Angeles, CA	Warehouse/Administrative	28,000	*
Salt Lake City, UT	Manufacturing/Warehouse/Administrative	25,000	*
Winston-Salem, NC	Manufacturing/Warehouse/Administrative	47,000	*
Canton, MA	Warehouse/Administrative	21,000	*

Residential Air Conditioning and Heating Products Segment:
O’Fallon, MO	Warehouse/Administrative	70,000	*
St. Louis, MO	Warehouse	103,000	*
Boonville, MO	Manufacturing	250,000	(3)
Boonville, MO	Warehouse/Administrative	150,000	(2)
Tipton, MO	Manufacturing	50,000	(3)
Poplar Bluff, MO	Manufacturing/Warehouse	725,000	**
Dyersburg, TN	Manufacturing/Warehouse	368,000	**
Miami, FL	Manufacturing/Warehouse/Administrative	111,000	*
Catano, Puerto Rico	Warehouse	17,000	*

Commercial Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	49,000	*
Holland, MI	Manufacturing/Administrative	45,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000	(3)
Okarche, OK	Manufacturing/Warehouse/Administrative	228,000	(3)
Springfield, MO	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	122,000	*
Edenbridge, Kent, U.K.	Manufacturing/Administrative	92,000	*
Fenton, Stoke-on-Trent, U.K.	Manufacturing/Administrative	104,000	*
Anji County, Zhejiang, PRC	Manufacturing/Warehouse/Administrative	202,000	(2)
Clackamas, OR	Manufacturing/Warehouse/Administrative	165,000	*
Tualatin, OR	Manufacturing/Warehouse/Administrative	176,000	*
Chaska, MN	Administrative	25,000	*

Other:
Providence, RI	Administrative	23,000	*

(1)   Certain locations may represent more than one property and the square footage includes all properties within that location.

(2)   These facilities are pledged as security under various subsidiary debt agreements.

(3)   These facilities are pledged as first priority security under Nortek’s 10% Senior Secured Notes due 2013 and as second priority under Nortek’s ABL Facility.

Item 3.  Legal Proceedings.

The Company is subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.  The Company believes that it is in substantial compliance with the material laws and regulations applicable to it.  The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released.  Such claims may relate to properties or business lines acquired by the Company after a release has occurred.  In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management.  The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations.  Expenditures in 2008, 2007 and 2006 to evaluate and remediate such sites were not material.  While the Company is able to reasonably estimate certain of its contingent losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible part (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur.  Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt.  Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs.  In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

In addition to legal matters described above, the Company is named as a defendant in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of its business.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NTK Holdings’ outstanding capital stock is privately held, and there is no established public trading market for its capital stock.  As of April 3, 2009, there were 3,000 shares of common stock of NTK Holdings authorized and outstanding, all of which are owned by Investors, LLC.

Item 6.  Consolidated Selected Financial Data.

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters.  See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on certain Stockholder Matters.

	For the Periods

	Post-Acquisition					Pre-Acquisition
	For the Years Ended December 31,				Aug. 28, 2004 -	Jan.1, 2004 -
	2008	2007	2006	2005	Dec. 31, 2004	Aug. 27, 2004
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$2,269.7	$2,368.2	$2,218.4	$1,959.2	$561.0	$1,117.9
Goodwill impairment charge (1)	(710.0)	---	---	---	---	---
Operating (loss) earnings (2)	(610.1)	185.3	264.5	236.9	42.1	32.6
(Loss) earnings from continuing operations	(844.5)	(7.0)	57.7	56.9	(3.6)	(111.3)
(Loss) earnings from discontinued operations	---	---	---	---	(0.5)	67.4
Net (loss) earnings	(844.5)	(7.0)	57.7	56.9	(4.1)	(43.9)

Financial Position:
Unrestricted cash, investments and
marketable securities	$182.2	$53.4	$57.4	$77.2	$95.0	$202.0
Working capital	348.3	205.7	210.2	283.6	215.8	(645.2)
Total assets	1,983.6	2,710.8	2,635.9	2,404.6	2,264.6	1,730.3
Total debt --
Current	53.9	96.4	43.3	19.7	19.8	13.4
Long-term	2,179.9	1,921.5	1,883.2	1,628.7	1,350.2	30.4
Current ratio	1.8:1	1.4:1	1.4:1	1.8:1	1.6:1	0.5:1
Debt to equity ratio	---	22.7:1	26.5:1	8.7:1	4.3:1	0.4:1
Depreciation and amortization expense,
including non-cash interest	142.3	132.4	108.8	75.8	26.6	50.5
Capital expenditures (3)	25.4	36.4	42.3	33.7	15.1	12.7
Stockholder's (deficit) investment	(813.3)	89.0	72.8	190.5	321.9	114.6

(1)   This charge was recognized in the consolidated operating loss and net loss for 2008.  See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)   See Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(3)  Includes capital expenditures financed under capital leases of approximately $4.8 million, $1.6 million, $0.9 million and $7.6 million for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively.  There were no expenditures financed under capital leases for the years ended December 31, 2008, 2007 and 2006.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

NTK Holdings, Inc. (“NTK Holdings”) and its wholly-owned subsidiaries (collectively with NTK Holdings, the “Company”) are diversified manufacturers of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“Residential HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“Commercial HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During 2008, the Company changed the composition of its reporting segments to reflect the Residential HVAC segment separately.  In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The RVP segment manufactures and sells room and whole house ventilation products and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the DIY market.  The principal products sold by this segment include:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The HTP segment manufactures and sells a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting and home automation controls, and
•	structured wiring.

The Residential HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are:

•	split-system air conditioners,
•	heat pumps,
•	air handlers, and
•	furnaces and related equipment.

The Commercial HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom roof top cooling and heating products.

In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments.

Financial Statement Presentation

The audited consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of NTK Holdings. and all of its wholly-owned subsidiaries, including Nortek, Inc (“Nortek”) (collectively, the “Consolidated Financial Statements”).  The Company has incurred a significant amount of indebtedness.  For further discussion, see “Liquidity and Capital Resources”.

Acquisitions

The Company accounts for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s consolidated results since the date of their acquisition.  The Company has made the following acquisitions since January 1, 2006:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Stilpol SP. Zo.O.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Metaltecnica S.r.l.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Triangle	August 1, 2007	Manufacture, market and distribute bath cabinets and related products.	RVP

Home Logic, LLC	July 27, 2007	Design and sale of software and hardware that facilitates the control of third party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.	HTP

Aigis Mechtronics, Inc.	July 23, 2007	Manufacture and sale of equipment, such as camera housings, into the close-circuit television portion of the global security market.	HTP

International Electronics, Inc.	June 25, 2007	Design and sale of security and access control components and systems for use in residential and light commercial applications.	HTP

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

Par Safe / Litewatch	March 26, 2007	Design and sale of home safes and solar LED security lawn signs.	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 17, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 17, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

(1)
On January 25, 2006, the Company increased its ownership to 60%.  On June 15, 2007, the Company increased this ownership from 60% to 75%.  Prior to January 25, 2006, the Company did not have a controlling interest and accounted for these investments under the equity method of accounting.  The Company is currently in negotiations for the sale of its ownership interest in MEG and MSH.  The sale of MEG and MSH could occur as early as the second quarter of 2009.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles on a going concern basis.  (See “Liquidity and Capital Resources” and the Notes to the Consolidated Financial Statements included elsewhere herein.)  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements.  These judgments and estimates are based on the Company’s historical experience, current trends and other information available, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.  The Company’s critical accounting policies include:

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

Inventory Valuation

The Company values inventories at the lower of the cost or market with approximately 34% of the Company’s inventory as of December 31, 2008 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method.  In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.  The Company believes that its procedures for estimating such amounts are reasonable.

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

As of January 1, 2008, the Company had unrecognized tax benefits of approximately $36.3 million related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at December 31, 2008 was approximately $31.3 million.  The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $15.4 million.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that if recognized would result in a corresponding increase in the valuation allowance.

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal, state and foreign income tax returns to be recognized in the balance sheet.  As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year.  In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that NTK Holdings and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future.  The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns.  SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference.  As such, the Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid.  The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law.  The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 debt refinancing.  As a result of this analysis, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in the period of approximately $62.8 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.  The Company has provided valuation allowances for foreign net operating losses of approximately $16.9 million.

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

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein) which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment.  Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units and include Residential Ventilation Products (“RVP”), Home Technology Products (“HTP”) and the residential and commercial segments of Air Conditioning and Heating Products (“Residential HVAC” and “Commercial HVAC”).

Commencing with its annual impairment testing in 2008, the Company utilizes a combination of a discounted cash flow approach (the “DCF Approach”) and an EBITDA multiple approach (the “EBITDA Multiple Approach”) in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142.  The DCF Approach requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries.  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The EBITDA Multiple Approach requires that the Company estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for three different EBITDA measurement periods.  The Company then uses a weighted average of 70% of the DCF Approach and 10% for each of the three EBITDA Multiple Approaches, as the Company believes that the DCF Approach is a more representative measurement of the long-term fair value of the reporting units and, as such, a higher weighting of valuation probability is appropriate in the overall weighted average computation of fair value.  Prior to the annual impairment testing in 2008, the Company primarily utilized a discounted cash flow approach. The Company believes that its procedures for estimating reporting unit fair value are reasonable and consistent with market conditions at the time of the valuation for each of the impairment testing dates during 2008 discussed below.

Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company believes that its assumptions used to determine the fair value for the respective reporting units are reasonable.  If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

As a result of the Company’s belief that the severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008, declines in new and existing home sales, the instability in the troubled mortgage market, rising unemployment and decreasing home values would continue to have a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures through at least 2009, the Company concluded in the third quarter of 2008 that indicators of potential goodwill impairment were present and therefore the Company needed to perform an interim test of goodwill impairment in accordance with SFAS No. 142.  The interim test of goodwill impairment was performed for all four of the Company’s reporting units.

In accordance with SFAS No. 142, the Company prepared a “Step 1” Test that compared the estimated fair value of each reporting unit to its carrying value. The Company utilized the DCF Approach in order to value the Company’s reporting units for the Step 1 Test.  The results of the Step 1 Tests performed in the third quarter of 2008 indicated that the carrying values of the RVP, HTP and Residential HVAC reporting units exceeded the estimated fair values determined by the Company and, as such, a “Step 2” Test was required under SFAS No. 142 for each of these reporting units.  The estimated fair value of Commercial HVAC exceeded its carrying value so no further impairment analysis was required for this reporting unit.  Based on the Company’s estimates at September 27, 2008, the impact of reducing the Company’s fair value estimates for Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for this reporting unit.

The preliminary Step 2 Test for the third quarter of 2008 required the Company to measure the potential impairment loss by allocating the estimated fair value of each reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test under SFAS No. 142 required the Company to perform a theoretical purchase price allocation for each of the applicable reporting units to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Tests, and the timing of the Company’s determination of the goodwill impairment, the Company had not finalized its Step 2 Tests at the end of the third quarter of 2008.  In accordance with the guidance in SFAS No. 142, the Company completed a preliminary assessment of the expected impact of the Step 2 Tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge in the third quarter of 2008 of approximately $600.0 million.  The allocation of this preliminary goodwill impairment charge for the third quarter of 2008 was approximately $340.0 million, approximately $60.0 million and approximately $200.0 million for the RVP, HTP and Residential HVAC reporting units, respectively.

The Company completed its Step 2 Testing under SFAS No. 142 for the RVP, HTP and Residential HVAC reporting units by performing the following procedures, among others:

•
Finalized the detailed appraisals used to determine the estimated fair value of intangible assets, real estate and machinery and equipment for the RVP, HTP and Residential HVAC reporting units in accordance with methodologies for valuing assets under SFAS No. 141.

•
Finalized the allocation of the estimated fair value of pension liabilities determined in accordance with the Company’s consolidated financial statement requirements to the RVP and Residential HVAC reporting units based on the actuarially determined pension benefit obligations and an allocation of plan assets as of September 27, 2008 for the plans associated with these reporting units.

•	Finalized the analysis to determine the estimated fair value adjustment required to inventory for the RVP, HTP and Residential HVAC reporting units.
•
Finalized the deferred tax analysis for the RVP, HTP and Residential HVAC reporting units, which included allocating estimated deferred tax requirements as of September 27, 2008 to the specific reporting units and calculating the deferred tax consequences of the theoretical purchase price adjustments required by the Step 2 test.

The Company believes that the procedures performed and estimates used in the theoretical purchase price allocations required for Step 2 Testing under SFAS No. 142 were reasonable and in accordance with the guidelines for acquisition accounting included in SFAS No. 141 to determine the theoretical fair value of the assets and liabilities of the RVP, HTP and Residential HVAC reporting units used in the Step 2 Tests.

As a result of the completion of the Step 2 Testing, the Company recorded a final goodwill impairment charge as of September 27, 2008 of approximately $710.0 million, which consisted of approximately $444.0 million, approximately $77.0 million and approximately $189.0 million for the RVP, HTP and Residential HVAC reporting units, respectively.  This represented an increase in the goodwill impairment charges for RVP and HTP of approximately $104.0 million and $17.0 million, respectively, and a decrease in the goodwill impairment charge for Residential HVAC of approximately $11.0 million, as compared to the preliminary estimates recorded in the third quarter of 2008.  The difference of approximately $110.0 million as compared to the Company’s preliminary third quarter estimated charge of approximately $600.0 million was recorded in the fourth quarter of 2008.  The primary reason for the change from the preliminary goodwill impairment charge recorded in the third quarter of 2008 were changes in the theoretical valuation of intangible assets from the initial estimates used for the RVP and HTP reporting units.

The Company performed its annual test of goodwill impairment as of the first day of the fourth quarter of 2008, or September 28, 2008.   The Company utilized a combination of the DCF Approach and an EBITDA Multiple Approach discussed above in order to value the Company’s reporting units for the annual Step 1 Test.  The results of the Step 1 Tests performed as of September 28, 2008 indicated that the fair value of each of the reporting units exceeded its carrying value and, as such, no additional impairment analysis was required.  On a consolidated basis the fair value estimates used in connection with the annual impairment test as of September 28, 2008 were consistent with and not materially different from the fair value estimates used in the interim impairment testing as of September 27, 2008.  The Company used the fair value estimates as of September 28, 2008 to refine its allocation of the final goodwill impairment charge between the RVP, HTP and Residential HVAC reporting units in connection with the completion of the Step 2 Testing.  Based on the Company’s estimates at September 28, 2008, the impact of reducing the Company’s fair value estimates for RVP, HTP and Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for these reporting units. For Residential HVAC the impact of reducing the Company’s fair value estimates as of September 28, 2008 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and therefore would have required the Company to perform additional impairment analysis for this reporting unit.

As a result of the continuing severity of the worldwide economic downturn and the impact that it continues to have in the market valuations of both the Company’s public competitors and in the overall stock market valuations, the Company concluded that indicators of potential goodwill impairment were present during the fourth quarter of 2008 and therefore the Company performed an interim test of goodwill impairment in accordance with SFAS No. 142 as of December 31, 2008.  The Company used the combination of a DCF Approach and an EBITDA Multiple Approach discussed above to estimate the fair value of the reporting units.  The results of the Step 1 Tests performed as of December 31, 2008 indicated that the fair value of each of the reporting units exceeded its carrying value and, as such, no additional impairment analysis was required.  Based on the Company’s estimates at December 31, 2008, the impact of reducing the Company’s fair value estimates for RVP, Residential HVAC and Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for these reporting units. For HTP the impact of reducing the Company’s fair value estimates as of December 31, 2008 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and therefore would have required the Company to perform additional impairment analysis for this reporting unit.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS No. 144 Long-Lived Assets”), when events or business conditions warrant it as well as whenever an interim goodwill impairment test is required under SFAS No. 142, based on expectations of non-discounted future cash flows for each subsidiary.  SFAS No. 142 requires that the SFAS No. 144 impairment test be completed and any SFAS No. 144 impairment be recorded prior to the goodwill impairment test.  As a result of the Company’s conclusion that an interim goodwill impairment test was required during the third quarter of 2008, the Company performed in the third quarter of 2008 an interim test for the impairment of long-lived assets under SFAS No. 144 and determined that there were no impairment indicators under SFAS No. 144.  The Company also completed a SFAS No. 144 evaluation as of December 31, 2008.  As a result, the Company recorded an approximate $3.3 million non-cash write-down of a foreign subsidiary in the Commercial HVAC segment.  The Company determined that there were no other significant impairments under SFAS No 144.

The evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS No. 144.  If the sum of the expected non-discounted future cash flows was less than the carrying amount of the SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process and interim forecasting, and included a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”).  The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

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

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end.  The Company was required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006.  The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position was effective for the Company for the fiscal year ended December 31, 2008.  The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operations.  See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Warranty, Product Recalls and Safety Upgrades

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty and reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.  The Company believes that its procedures for estimating such amounts are reasonable.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.  See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Overview

NTK Holdings conducts no separate operations and acts only as a holding company. NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness. No cash payments are due under NTK Holdings’ indebtedness during 2009. For the year ending December 31, 2009, Nortek and its subsidiaries owe cash payments on outstanding indebtedness in the total amount of approximately $204.0 million. Nortek’s principal sources of liquidity include approximately $144.1 million of unrestricted cash and cash equivalents at December 31, 2008, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $38.1 million at December 31, 2008.

The Company has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings alone is approximately $308.9 million.  In 2010, NTK Holdings has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  See “Liquidity and Capital Resources” included elsewhere herein.

Critical factors in the Company’s future performance, including the level of the Company’s sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.

The severe impact of the worldwide crisis in the credit and financial markets in the fourth quarter of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the year ended December 31, 2008 and are expected to continue throughout 2009.  In the first quarter of 2009, the Company expects net sales to be approximately 20% lower than the first quarter of 2008.

Although the Company had implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008 and continuing throughout the first quarter of 2009, the Company began instituting certain additional cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels.  There can be no assurance that these cost reduction measures will be successful.

There can be no assurance that the Company will generate sufficient cash flow from operations or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.  See “Liquidity and Capital Resources” included elsewhere herein.

The Company is a leading diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“Residential HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“Commercial HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself, or DIY, market.  The Company manufactures a broad array of residential and commercial products for a wide range of end markets and many of the Company’s products have leading market positions.  The Company is one of the world's largest suppliers of residential range hoods and exhaust fans, and is the largest supplier of these products in North America.  The Company is also one of the leading suppliers in Europe of luxury “Eurostyle” range hoods and one of the largest suppliers in North America of residential indoor air quality products.  Within the residential market, the Company is one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada and are among the largest suppliers of custom designed commercial HVAC products in the United States.

Principal RVP products include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products where the Company has large market shares in North America.  Principal HTP products include audio/video distribution and control equipment, speakers and subwoofers and security and access control products.  The markets for HTP products are highly fragmented and, in part as a result of such fragmentation, the Company does not have a large share of these markets.  Principal Residential HVAC products include split system air conditioners, heat pumps, air handlers and furnaces and related equipment.  Principal Commercial HVAC products include large custom roof top cooling and heating products.

The levels of residential replacement and remodeling, new residential construction and non-residential construction significantly impact the Company’s performance.  Interest rates, seasonality, inflation, consumer spending habits and unemployment are factors that affect these levels.

Excluding the effect of acquisitions and changes in foreign currency exchange rates, the operating results of the Company were adversely impacted in the fourth quarter and year ended December 31, 2008 by a decline in sales volume in residential ventilation and home technology products as the housing market continues to weaken and by increased costs across all of the Company’s businesses.  An overall decline in sales volume and higher material and transportation costs (which were partially offset by continued strategic sourcing initiatives as well as sales price increases) also adversely impacted the fourth quarter and year ended December 31, 2008.

In 2008 approximately 50% of consolidated net sales were made through distributors, wholesalers and similar channels, approximately 24% were to commercial HVAC markets, approximately 12% were through retail distributors (approximately 8% of consolidated net sales were sold through the four largest home center retailers), approximately 8% were private label sales and approximately 6% were to manufactured housing original equipment manufacturers and aftermarket dealers.

As noted above, the severe impact of the worldwide crisis in the credit and financial markets in the fourth quarter of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  In the third quarter of 2008, the Company concluded that indicators of potential goodwill impairment were present and therefore it needed to perform an interim test of goodwill impairment, resulting in a non-cash estimated goodwill impairment charge of approximately $600.0 million.  The Company finalized its interim analysis of goodwill impairment in the fourth quarter of 2008 and recorded an additional non-cash goodwill impairment charge of approximately $110.0 million.  The total final goodwill impairment charge was allocated to the Company’s segments as follows: approximately $444.0 million for the RVP segment, approximately $77.0 million for the HTP segment and approximately $189.0 million for the Residential HVAC segment.

The Company’s net sales decreased by approximately 4.2% and, excluding the effect of the non-cash goodwill impairment charge, the Company’s operating (loss) earnings decreased by approximately 46.1% for 2008 as compared to 2007.  In addition to the non-cash goodwill impairment charge, for 2008 the Company’s operating loss includes approximately $26.9 million of net other expense items included in cost of products sold and selling, general and administrative expense, net (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein).  For 2007, operating earnings include a gain of approximately $6.7 million related to the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland, offset by approximately $18.2 million of net other expense items included in cost of products sold and selling, general and administrative expense, net (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company’s operations are managed by an experienced management team at both the corporate and divisional levels.  The Company’s management team has grown their business organically, while reducing overhead, rationalizing costs and integrating acquisitions through market cycles and under a highly leveraged capital structure.  Also, the Company has identified, acquired and integrated 25 companies since December 31, 2004, across all of its business segments.  In addition to integrating these acquisitions, the Company has reduced certain costs, in many cases by relocating production or sourcing of materials and component parts to manufacturing operations in lower cost countries including Mexico, China and Poland.

The Company has a history of developing and branding new products and marketing them to customers.  Across the Company’s segments it has employed a strategy of using well-recognized brand names (most of which are owned, such as Broan® and NuTone®, and several of which are licensed, such as Frigidaire®, Westinghouse® and Maytag®) and have introduced new products and made selected acquisitions to improve growth and profitability.

The Company’s products are marketed through its portfolio of brand names that facilitate the introduction of new products and extend existing product lines.  Additionally, the Company continues to capitalize on its dealers’ and distributors’ desire to carry many of the Company’s leading branded products, and are able to drive additional product lines through its distribution channels and sell a wider portfolio of products to its customers.

The Company’s manufacturing strategy focuses on providing quality products at low costs.  The Company sources an increasing amount of its raw materials and components from lower cost regions.  The Company has moved production of certain of its product lines from its facilities in the U.S., Canada and Italy to facilities in regions with lower labor costs.  The Company has moved the production of certain bath fan and other products to its facility in China, which it acquired in late 2005.  In addition, the Company moved certain range hood and motor production from its facilities in Italy to its facilities in Poland and, in 2007, built a new facility for the production of range hoods in Mexico, which commenced operations in the first quarter of 2008.  The Company has also consolidated its production of medicine cabinets from its facilities in Los Angeles, California and Union, Illinois to its facility in Cleburne, Texas (previously used to manufacture range hoods).  As a result of these production moves, the Company has closed its operations in Los Angeles, California, Union, Illinois and Cincinnati, Ohio, as well as certain operations in Italy in 2007.  In order to reduce overhead and labor costs in the Commercial HVAC segment, the Company ceased manufacturing operations at its 200,000 sq. foot facility in Chaska, MN in 2007 and absorbed the production into other existing facilities, primarily its Springfield, MO facility.  In the fourth quarter of 2008, the Company’s Commercial HVAC segment recorded an approximately $3.3 million non-cash write-down related to a foreign subsidiary.

Additionally, the Company continues to implement Demand Flow Technology practices at a number of its manufacturing facilities.  This program allows the Company to manufacture products according to actual demand, rather than manufacturing to forecast, providing the Company with improved product quality, increased manufacturing efficiency and flexibility, improved response time to its customers, and lower working capital needs.

Sales of the Company’s products are affected by the level of residential improvement and repair activity, the level of new residential construction and to a lesser extent the level of private non-residential construction spending and manufactured housing shipments.  A little more than half of the products the Company sells are believed to be used in the remodeling and replacement markets and the balance serves the new construction market.  The operating results of the Company were impacted in 2008 by a decline in sales volume in residential ventilation and home technology products as the housing market continues to weaken.  Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also adversely impacted results for the year ended December 31, 2008.  The Company expects these trends to continue in 2009.  Additionally, the Company believes that declines in existing home sales will have a negative impact on remodeling spending in 2009, which will have an adverse effect on its operating results. The level of business activity in the manufactured housing industry has been weak in recent years, in 2008 became weaker and is expected to continue into 2009.  Although the level of business activity in the private non-residential construction industry has improved over the past several years, the Company’s commercial HVAC business has grown mostly through acquisitions.  As the Company entered 2009, its backlog of commercial HVAC product was approximately $202.0 million as compared to approximately $172.7 million at December 31, 2007 and approximately $193.9 million at December 31, 2006.

Key industry activities affecting our businesses in the United States for the three years ended December 31, 2008 were as follows:

	Source	% Increase (Decrease)
	of Data	2008	2007	2006
Private residential construction spending	1	(28)%	(20)%	---%
Private non-residential construction spending	1	15%	19%	15%
Total housing starts	1	(33)%	(25)%	(13)%
New home sales	1	(38)%	(26)%	(18)%
Existing home sales	3	(13)%	(13)%	(8)%
Residential improvement spending	1	(10)%	(4)%	7%
Central air conditioning and heat pump shipments	2	(9)%	(9)%	(18)%
Manufactured housing shipments	1	(14)%	(18)%	(20)%

  Source of data:

(1)  U.S. Census Bureau
(2)  Air Conditioning and Refrigeration Institute
(3)  National Association of Realtors

The Company’s manufactured housing business for the year ended December 31, 2008 was approximately 4.6% of consolidated net sales versus approximately 13% in the year 2000.  The Company’s HVAC business serving the commercial construction market was approximately 23% and 19% of consolidated net sales for the years ended December 31, 2008 and 2007, respectively, versus approximately 18% of consolidated net sales in 2006.  The increase in the commercial HVAC business in 2008 is due in part, to a sizeable new job, of which approximately $72.7 million in net sales was recognized during 2008.

Although a significant majority of the Company’s manufacturing activity and customers are located in the United States, it does have manufacturing activity and sell products to customers in Canada, Latin America, Europe and China.  The Company’s foreign net sales, which are attributed based on the location of its subsidiary responsible for the sale, were approximately 21.2%, 21.5% and 19.5% of consolidated net sales for the three years ended December 31, 2008, respectively, and principally relate to the Company’s Canadian and European operations.  The Company’s Chinese operations primarily manufacture products for sale by its other subsidiaries.  The Company’s Canadian operations include RVP and Commercial HVAC facilities and its European operations include RVP facilities in Italy and Poland and Commercial HVAC and HTP facilities in the United Kingdom.  A significant majority of the Company’s current Chinese operations relate to its HTP segment although the Company also has RVP facilities in China.  Both the Company’s foreign operations and its U.S. operations sell to customers located in all parts of the world, particularly Canada, Europe and the Far East.  Foreign operations generate proportionately lower operating earnings from sales volume due primarily to the mix of products sold by the foreign operations and, in part, the impact of foreign currency exchange.  The Company expects the overall percentage of its net sales and operating earnings from foreign operations to remain relatively consistent for the foreseeable future, although its foreign operations are subject to the risks of currency fluctuations, which could negatively impact such net sales and operating earnings.

In 2009, the Company plans to achieve further cost reductions in raw material and purchased components in all its businesses through its strategic sourcing initiatives and engineering cost reductions. During 2006 through 2008 the Company experienced significant increases in the prices it paid for steel, copper, aluminum and fabricated parts.  The Company also buys some component parts from suppliers that use steel, copper and aluminum in their manufacturing process.  The Company’s operating margins in 2008 continued to be challenged by higher commodity costs which have only been partially offset by its strategic cost reduction initiatives.  While the Company has had some success in raising prices to its customers for some products as a result of higher material costs, there is no assurance that it will be able to offset all material cost increases in 2009.  The Company also relies on its strategic sourcing initiatives to mitigate the effect of higher material costs.  Material cost as a percentage of net sales has been fairly stable reflecting higher material costs, partially offset by sales price increases and benefits realized from the Company’s strategic sourcing initiatives, and were approximately 48%, 47% and 45% for the years ended December 31, 2008, 2007 and 2006, respectively.

During the past three years, the following have been the Company’s major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the year ended December 31,
	2008	2007	2006

Steel	6%	6%	6%
Motors	4%	5%	5%
Compressors	3%	3%	3%
Copper	3%	2%	2%
Electrical	2%	2%	2%
Plastics	1%	1%	1%
Aluminum	1%	1%	1%
Packaging	1%	1%	1%
Fans & Blowers	1%	1%	1%

The results of operations for the year 2008 as compared to the year 2007 and the year 2007 as compared to the year 2006 include a significant number of factors that affected the Company’s operations including, among others, the following:

•	a non-cash goodwill impairment charge of approximately $710.0 million in 2008,
•
a troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity and consumer spending on home remodeling and repair,

•	acquisitions in three reporting segments,
•	higher material costs,
•	closures of certain facilities in the RVP and Commercial HVAC segments,
•	start-up costs and production inefficiencies related to the relocation of certain manufacturing operations in the RVP segment,
•	product safety upgrades in the RVP and HTP segments,
•	changes in foreign currency exchange rates,
•	a curtailment gain related to the NuTone, Inc. post-retirement medical and life insurance benefits in 2006,
•	gains and losses as a result of certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland being unable to repay advances and amounts due under other arrangements,
•	the favorable settlement of litigation in the HTP segment,
•	gains from the sale of certain manufacturing facilities no longer required in the RVP segment,
•	an estimated loss contingency on a lease guarantee in 2008,
•	a non-cash write-down of a foreign subsidiary in the Commercial HVAC segment, and
•	severance charges incurred related to certain reduction in workforce initiatives implemented in all four segments.

In 2008, the Company spent approximately $25.4 million on capital expenditures.  In 2009, the Company expects to spend between approximately $15 million and $20 million on capital expenditures.

In 2008, the Company signed an agreement with a Mexican entity located in Tecate, Mexico, establishing manufacturing services to certain of its subsidiaries in the RVP segment.  This agreement adds an additional approximate 204,000 square feet of manufacturing capabilities to the Company’s RVP segment.  In 2007 and 2008, the RVP segment relocated certain of its kitchen range hood production from its Cleburne, Texas facility to its new Mexican production facility in Tecate, Mexico.  This segment also relocated the production of bath cabinets from its Jensen and Aubrey manufacturing facilities in Los Angeles, California and Union, Illinois to its Cleburne, Texas facility and closed its Jensen and Aubrey facilities.  In 2008, this segment also sold its previously closed Nutone facility in Cincinnati, Ohio and its Aubrey facility in Union, Illinois and vacated its Jensen facility in Los Angeles, California.

Among other expenditures, the Company’s RVP segment completed the construction of a 150,000 square foot manufacturing facility in Gliwice, Poland in mid 2006.  In 2007, the Company acquired an additional 12,000 square foot manufacturing facility, adjacent to its Polish plant, in connection with the acquisition of Stilpol.  The Company also expanded manufacturing capability in Italy in 2007 with its acquisition of Metaltecnica.

From 2005 to 2008, the Company’s HTP segment expanded its Shenzhen PRC manufacturing facilities from 72,000 square feet to 410,000 square feet of leased space to support future growth.

The Company’s outlook for 2009 is for the challenging market conditions to continue.  Additionally, the weak economy and credit market is expected to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repair expenditures.  The Company is looking at its business with a long-term view and a continued focus on its low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of the Company’s businesses so it can maximize cash flow from operating activities.  During this challenging environment, the Company will only fund necessary capital investments that will improve its business operations.

In the fourth quarter of 2008, the Company has accumulated significant amounts of cash and its unrestricted cash balances at December 31, 2008 were approximately $182 million.  In addition, as noted above the Company has instituted certain strategies to significantly reduce spending levels in 2009 in a manner to minimize the impact on its customers, suppliers, market shares or the Company’s brands.  The Company believes that these measures will allow the Company to continue to maintain its business operations through the expected downturn in sales activity.

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the three years ended December 31, 2008:

				Net Change
	For the Years Ended December 31,			2008 to 2007			2007 to 2006
	2008	2007	2006	$	%		$	%
Net sales:	(Dollar amounts in millions)
Residential ventilation products	$ 715.9	$ 828.8	$ 821.0	$ (112.9)	(13.6)%		$ 7.8	1.0%
Home technology products	514.1	570.2	484.5	(56.1)	(9.8)		85.7	17.7
Residential HVAC products	524.5	515.3	518.5	9.2	1.8		(3.2)	(0.6)
Commerical HVAC products	515.2	453.9	394.4	61.3	13.5		59.5	15.1
Consolidated net sales	$ 2,269.7	$ 2,368.2	$ 2,218.4	$ (98.5)	(4.2)%		$ 149.8	6.8%
Operating earnings (loss):
Residential ventilation products (1)	$ (391.9)	$ 102.9	$ 139.5	$ (494.8)	*	%	$ (36.6)	(26.2)%
Home technology products (2)	(39.2)	76.3	83.9	(115.5)	*		(7.6)	(9.1)
Residential HVAC products (3)	(176.8)	10.8	37.7	(187.6)	*		(26.9)	(71.4)
Commerical HVAC products (4)	34.2	20.3	27.2	13.9	68.5		(6.9)	(25.4)
Subtotal	(573.7)	210.3	288.3	(784.0)	*		(78.0)	(27.1)
Unallocated:
Stock-based compensation charges	(0.1)	(0.3)	(0.3)	0.2	66.7		---	---
Foreign exchange (losses) gains on
transactions, including intercompany debt	(1.0)	0.4	1.2	(1.4)	*		(0.8)	(66.7)
Estimated loss contingency on lease guarantee	(6.4)	---	---	(6.4)	*		---	---
Expenses of a terminated IPO	---	---	(2.5)	---	---		2.5	100.0
Compensation reserve adjustment	---	---	3.5	---	---		(3.5)	(100.0)
Unallocated, net	(28.9)	(25.1)	(25.7)	(3.8)	(15.1)		0.6	2.3
Consolidated operating (loss) earnings	$ (610.1)	$ 185.3	$ 264.5	$ (795.4)	*	%	$ (79.2)	(29.9)%

Non-cash goodwill impairment charge (5):
Residential ventilation products	$ 444.0	$ ---	$ ---	$ 444.0	*	%	$ ---	---%
Home technology products	77.0	---	---	77.0	*		---	---
Residential HVAC products	189.0	---	---	189.0	*		---	---
	$ 710.0	$ ---	$ ---	$ 710.0	*	%	$ ---	---%
Depreciation and amortization expense:
Residential ventilation products (6)	$ 25.0	$ 20.6	$ 19.3	$ 4.4	21.4%		$ 1.3	6.7%
Home technology products (7)	19.3	19.1	15.8	0.2	1.0		3.3	20.9
Residential HVAC products (8)	11.3	11.0	10.5	0.3	2.7		0.5	4.8
Commerical HVAC products (9)	12.1	13.2	14.4	(1.1)	(8.3)		(1.2)	(8.3)
Unallocated	0.9	1.2	1.2	(0.3)	(25.0)		---	---
	$ 68.6	$ 65.1	$ 61.2	$ 3.5	5.4%		$ 3.9	6.4%
Operating (loss) earnings margin:
Residential ventilation products (1)	(54.7)%	12.4%	17.0%
Home technology products (2)	(7.6)	13.4	17.3
Residential HVAC products (3)	(33.7)	2.1	7.3
Commerical HVAC products (4)	6.6	4.5	6.9
Consolidated	(26.9)%	7.8%	11.9%
Non-cash goodwill impairment charge
as a % of net sales:
Residential ventilation products	62.0%	---%	---%
Home technology products	15.0	---	---
Residential HVAC products	36.0	---	---
Consolidated	31.3%	---%	---%
Depreciation and amortization expense
as a % of net sales:
Residential ventilation products (6)	3.5%	2.5%	2.4%
Home technology products (7)	3.8	3.3	3.3
Residential HVAC products (8)	2.2	2.1	2.0
Commerical HVAC products (9)	2.3	2.9	3.7
Consolidated	3.0%	2.7%	2.8%

*	not applicable or not meaningful

(1)	The operating results of the RVP segment for the year ended December 31, 2008 include:
•	a non-cash goodwill impairment charge of approximately $444.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $4.5 million,
•	a gain of approximately $2.7 million from the sale of certain segment manufacturing facilities,
•	approximately $2.2 million of estimated inefficient production costs and expenses associated with the relocation of certain manufacturing operations,
•	a reduction in the social liability reserve related to one of the segment’s foreign subsidiaries of approximately $2.0 million,
•	a charge of approximately $1.9 million related to the discontinuance of certain range hood products within the U.S. market,
•	approximately $1.8 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008,
•	approximately $0.7 million in net charges related to the closure of certain segment facilities and
•	net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the RVP segment for the year ended December 31, 2007 include:
•
a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million,

•	approximately $2.9 million in charges related to the closure of certain segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million,
•	an approximately $1.9 million loss related to the settlement of litigation,
•	net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade and
•	a charge of approximately $0.4 million related to a reserve for amounts due from a customer.

The operating results of the RVP segment for the year ended December 31, 2006 include:
•	an approximately $35.9 million curtailment gain related to post-retirement medical and life insurance benefits,
•
reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to the segment’s kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements,

•	an approximately $3.5 million charge related to the closure of certain segment facilities and
•	an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.

(2)	The operating results of the HTP segment for the year ended December 31, 2008 include:
•	a non-cash goodwill impairment charge of approximately $77.0 million,
•	approximately $4.9 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers,
•	a charge of approximately $2.7 million related to a reserve for amounts due from customers,
•	approximately $0.8 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008,
•	net foreign exchange losses of approximately $0.7 million related to transactions and
•	an approximately $0.1 million charge related to the closure of certain facilities.

The operating results of the HTP segment for the year ended December 31, 2007 include:
•	approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier,
•	a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and
•	a charge of approximately $0.5 million related to a reserve for amounts due from customers.

The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)  The operating results of the Residential HVAC segment for the year ended December 31, 2008 include a non-cash goodwill impairment charge of approximately $189.0 million and approximately $0.9 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008.  The operating results of the Residential HVAC segment for the year ended December 31, 2006 include an approximately $1.6 million gain related to the favorable settlement of litigation.

(4)	The operating results of the Commercial HVAC segment for the year ended December 31, 2008 include:
•	an approximately $3.3 million non-cash write-down of a foreign subsidiary,
•	net foreign exchange gains of approximately $2.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a lease termination fee of approximately $1.9 million related to the closure of the segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	approximately $1.5 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008, and
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off.

The operating results of the Commercial HVAC segment for the year ended December 31, 2007 include:
•	a charge of approximately $3.7 million related to the closure of the segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries and
•	a charge of approximately $1.8 million related to a reserve for amounts due from customers.

The operating results of the Commercial HVAC segment for the year ended December 31, 2006 include:
•
a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and

•	net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(5)  The Commercial HVAC segment did not have a non-cash goodwill impairment charge for the year ended December 31, 2008.  See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein for further discussion on the non-cash goodwill impairment charge recorded during the year ended December 31, 2008.

(6)  Includes amortization of approximately $0.3 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(7)  Includes amortization of approximately $0.2 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(8)  Includes amortization of approximately $0.2 million for the year ended December 31, 2008 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(9)  Includes amortization of approximately $2.8 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents financial information for the three years ended December 31, 2008:

				Percentage Change
	For the Years Ended December 31,			2008 to		2007 to
	2008	2007	2006	2007		2006
	(Dollar amounts in millions)

Net Sales	$2,269.7	$2,368.2	$2,218.4	(4.2	) %	6.8%
Cost of products sold (1)	1,673.5	1,679.9	1,547.3	0.4		(8.6)
Selling, general and administrative expense, net (1)	468.1	475.5	381.7	1.6		(24.6)
Goodwill impairment charge (2)	710.0	---	---	*		---
Amortization of intangible assets	28.2	27.5	24.9	(2.5)		(10.4)
Operating (loss) earnings	(610.1)	185.3	264.5	*		(29.9)
Interest expense	(200.2)	(183.7)	(162.9)	(9.0)		(12.8)
Loss from debt retirement (3)	(9.9)	---	---	*		---
Investment income	0.8	2.0	2.2	(60.0)		(9.1)
(Loss) earnings before provision for income taxes	(819.4)	3.6	103.8	*		(96.5)
Provision for income taxes	25.1	10.6	46.1	*		77.0
Net (loss) earnings	$(844.5)	$(7.0)	$57.7	*	%	* %

	Percentage of Net Sales					Change in Percentage
	For the Years Ended December 31,					2008 to		2007 to
	2008		2007		2006	2007		2006

Net Sales	100.0%		100.0%		100.0%	---%		---%
Cost of products sold (1)	73.7		70.9		69.8	(2.8)		(1.1)
Selling, general and administrative expense, net (1)	20.6		20.1		17.2	(0.5)		(2.9)
Goodwill impairment charge (2)	31.3		---		---	(31.3)		---
Amortization of intangible assets	1.3		1.2		1.1	(0.1)		(0.1)
Operating (loss) earnings	(26.9)		7.8		11.9	(34.7)		(4.1)
Interest expense	(8.8)		(7.8)		(7.3)	(1.0)		(0.5)
Loss from debt retirement (3)	(0.4)		---		---	(0.4)		---
Investment income	---		0.1		0.1	(0.1)		---
(Loss) earnings before provision for income taxes	(36.1)		0.1		4.7	(36.2)		(4.6)
Provision for income taxes	1.1		0.4		2.1	(0.7)		1.7
Net (loss) earnings	(37.2	) %	(0.3	) %	2.6%	(36.9	) %	(2.9	) %

*    not applicable or not meaningful

(1)  See Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)  See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(3)  See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.

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

The severe impact of the worldwide crisis in the credit and financial markets in the fourth quarter of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  Total industry housing starts in the United States declined 25% in 2007 over 2006 and further declined 33% in 2008, while residential improvement spending declined 4% in 2007 and further declined 10% in 2008.  In addition, industry central air conditioning and heat pump shipments declined 18% in 2006, 9% in 2007 and a further 9% in 2008.  These factors have had an adverse effect on the Company’s operating results for the year ended December 31, 2008 and are expected to continue throughout 2009.  In the first quarter of 2009, the Company expects net sales to be approximately 20% lower than the first quarter of 2008.

Although the Company had implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008 and continuing throughout the first quarter of 2009, the Company began instituting certain additional cost reduction measures, by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce, across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels.  There can be no assurance that these cost reduction measures will be successful.

Year ended December 31, 2008 as compared to the year ended December 31, 2007

Net Sales.  As discussed further in the following paragraphs, consolidated net sales for the year ended 2008 decreased by approximately $98.5 million, or 4.2%, as compared to 2007.  The effect of changes in foreign currency exchange rates and acquisitions contributed approximately $5.4 million and $20.7 million, respectively, to net sales in 2008.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, consolidated net sales for 2008 decreased approximately $124.6 million as compared to 2007.

In the RVP segment, net sales for the year ended 2008 decreased approximately $112.9 million or 13.6% as compared to 2007.  Net sales in the RVP segment for 2008 reflects an increase of approximately $9.0 million and $2.3 million attributable to the effect of changes in foreign currency exchange rates and acquisitions, respectively.

Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales in the RVP segment for the year ended 2008 decreased approximately $124.2 million as compared to 2007.  The decrease in net sales in the RVP segment reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, partially offset by higher average unit sales prices of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for 2008 decreased slightly as compared to 2007.  Higher average unit sales prices of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2007.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79.5% of the RVP segment’s total gross sales for the year ended 2008.  Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 15.9% in 2008.  Excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 13.2% in 2008.

In the HTP segment, net sales for the year ended 2008 decreased approximately $56.1 million or 9.8% as compared to 2007.  Net sales in the HTP segment for 2008 include an increase of approximately $18.4 million attributable to acquisitions and a decrease of approximately $0.4 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of acquisitions and changes in foreign currency exchange rates, net sales in the HTP segment for the year ended 2008 decreased approximately $74.1 million.  This decrease is principally due to decreased sales of audio and video distribution equipment, speakers and audio/video mounting solutions.

In the Residential HVAC segment, net sales for the year ended 2008 increased approximately $9.2 million or 1.8% as compared to 2007.  The increase in net sales in the Residential HVAC segment is primarily the result of price increases implemented in 2008 related to products sold to residential site-built and manufactured housing customers and increased sales volume to residential site-built customers, in part due to the addition of a major new distributor.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.6% and 4.5% of the Company’s consolidated net sales for the years ended 2008 and 2007, respectively.

In the Commercial HVAC segment, net sales for the year ended 2008 increased approximately $61.3 million or 13.5% as compared to 2007.  The increase in net sales in the Commercial HVAC segment is primarily the result of increased sales volume, in part, as a result of a sizeable job, of which approximately $72.7 million of net sales was recognized during 2008, net of a decrease of approximately $3.2 million attributable to the effect of changes in foreign currency exchange rates.  Backlog for commercial HVAC products was approximately $202.0 million at December 31, 2008 as compared to approximately $172.7 million at December 31, 2007.  This increase in backlog at December 31, 2008 reflects increased orders during the past several months for jobs expected to be delivered over the next six to nine months.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.2% and 21.5% of consolidated net sales for 2008 and 2007, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 9.7% and 8.7% of consolidated net sales for 2008 and 2007, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and Commercial HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 8.9% and 10.2% of consolidated net sales for 2008 and 2007, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and Commercial HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold for the year ended 2008 was approximately $1,673.5 million as compared to approximately $1,679.9 million for 2007.  Cost of products sold as a percentage of net sales increased from approximately 70.9% for the year ended 2007 to approximately 73.7% for the year ended 2008 primarily as a result of the factors described below.

The Company continually reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation when possible.  During 2008, the Company implemented certain price increases in each of its four segments to help offset higher costs.

Overall, consolidated material costs were approximately 47.7% and 46.7% of net sales for the years ended 2008 and 2007, respectively.  During 2008, the Company experienced higher material costs as compared to 2007 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and motors.  Cost increases during 2008 as compared to 2007 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

Direct labor costs were approximately 6.1% and 5.3% of net sales for the years ended 2008 and 2007, respectively.

Overhead costs were approximately 14.6% and 14.1% of net sales for the years ended 2008 and 2007, respectively.

The increase in the percentage of overhead costs to net sales, and to a lesser extent the increase in the percentage of direct labor costs to net sales, is due, in part, to a decrease in sales volume which results in a decrease in production efficiencies.  The increase in the percentage of overhead costs to net sales also reflects the effect of lower sales volume and the fixed nature of certain overhead costs.

Freight costs were approximately 5.3% and 4.8% of net sales for the years ended 2008 and 2007, respectively.  During 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to 2007.  These increases were partially offset by the Company’s strategic sourcing initiatives and through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the year ended 2008 was approximately $546.3 million, or 76.3% of the segment’s net sales, as compared to approximately $588.2 million, or 71.0% of the segment’s net sales for the year ended 2007.  The increase in the percentage of cost of products sold to net sales for the year ended 2008 over 2007 reflects a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in overhead costs, as well as an increase in material costs as a percentage of net sales related to purchases of steel and related purchased components, such as motors.

Cost of products sold in the RVP segment for the fourth quarter and year ended 2008 also reflects the following expense (income) items:

		Fourth Quarter Ended	Year Ended
		December 31, 2008
		(Amounts in millions)

(1)	(Decrease) increase related to the effect of changes in foreign currency exchange rates	$(8.2)	$7.9
(2)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	1.3	4.5
(3)	Charges related to the discontinuance of certain range hood products within the U.S. market	1.9	1.9
(4)	Estimated inefficient production costs associated with the relocation of certain manufacturing operations within the segment	0.2	1.8
(5)	Increase due to the impact of acquisitions	---	1.6
(6)	Increase (decrease) in product liability expense as compared to the same periods of 2007	1.7	(1.6)
(7)	Severance charges related to the closure of certain segment facilities	0.1	0.8
(8)	Severance charges incurred related to certain reduction in workforce initiatives implemented during 2008	0.7	0.7

Cost of products sold in the RVP segment for the fourth quarter and year ended 2007 also reflects the following expense items:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Charge to warranty expense related to a product safety upgrade	---	0.5
(2)	Net charges related to the closure of certain RVP segment facilities	0.2	0.3

In the HTP segment, cost of products sold for the year ended 2008 was approximately $286.8 million, or 55.8% of the segment’s net sales, as compared to approximately $306.6 million, or 53.8% of the segment’s net sales for the year ended 2007.  The increase in the percentage of cost of products sold to net sales for 2008 as compared to 2007 is primarily as a result of lower sales without a proportionate decrease in overhead costs and increased transportation costs.

Cost of products sold in the HTP segment for 2008 also reflects (1) an increase of approximately $12.0 million due to the impact of acquisitions, (2) approximately $0.1 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008 and (3) a decrease of approximately $0.1 million related to the effect of changes in foreign currency exchange rates.  Cost of products sold in the HTP segment for the year ended 2007 reflects a reduction to warranty expense of approximately $0.7 million related to a product safety upgrade.

In the Residential HVAC segment, cost of products sold for the year ended 2008 was approximately $448.0 million, or 85.4% of the segment’s net sales, as compared to approximately $442.3 million, or 85.8% of the segment’s net sales, for the year ended 2007.  Material costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 61.6% in both 2008 and 2007.  The decrease in cost of products sold as a percentage of net sales for the year ended 2008 as compared to 2007 reflects increased sales prices and sales volume of product sold to residential site-built customers without a proportionate increase in costs and expenses.  Cost of products sold in the Residential HVAC segment for 2008 also includes approximately $0.4 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008.

In the Commercial HVAC segment, cost of products sold for the year ended 2008 was approximately $392.4 million, or 76.2% of the segment’s net sales, as compared to approximately $342.8 million, or 75.5% of the segment’s net sales, for the year ended 2007.  Direct labor costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 11.8% and 11.0% in 2008 and 2007, respectively.  The increase in cost of products sold as a percentage of net sales for the year ended 2008 as compared to 2007 reflects an increase in material costs as a percentage of net sales for products sold, partially offset by increased sales volume without a proportionate increase in costs and expenses.  Cost of products sold in the Commercial HVAC segment for 2008 also includes (1) a decrease of approximately $2.8 million related to the effect of changes in foreign currency exchange rates and (2) approximately $0.1 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $468.1 million for the year ended 2008 as compared to approximately $475.5 million for the year ended 2007.  SG&A decreased in 2008 as compared to the same period of 2007, in part, due to cost reduction measures initiated in 2008.  SG&A as a percentage of net sales increased from approximately 20.1% for the year ended 2007 to approximately 20.6% for the year ended 2008 as a result of the decline in net sales.

SG&A for the fourth quarter and year ended 2008 includes, among others, the following expense (income) items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth
		Quarter	Year
		Ended	Ended
		December 31, 2008
		(Amounts in millions)

(1)	Increase in SG&A due to the impact of acquisitions	$ ---	$8.4
(2)	Estimated loss contingency on lease guarantee	---	6.4
(3)	Decrease in display expense in the RVP segment	(0.3)	(5.6)
(4)	Fees and expenses recorded in the HTP segment in connection with the settlement of a dispute with one of its former suppliers	---	4.9
(5)	Fees and expenses incurred related to certain reduction in workforce initiatives implemented in all four segments	3.7	3.7
(6)	Non-cash write-down of a foreign subsidiary in the Commercial HVAC segment	3.3	3.3
(7)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	0.1	(0.8)
(8)	Charges related to reserves for amounts due from customers in the RVP, HTP and Commercial HVAC segments	1.2	2.7
(9)	Gain from the sale of certain manufacturing facilities in the RVP segment	(0.2)	(2.7)
(10)	Net charges related to the closure of certain RVP segment facilities	---	(0.1)
(11)	Reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment	(0.1)	(2.0)
(12)	Lease termination fee related to the closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, MN manufacturing facility	1.9	1.9
(13)	Gain on the settlement of litigation in the Commercial HVAC segment resulting from a prior bad debt write-off	---	(1.2)
(14)	Estimated inefficient production costs and expenses associated with the relocation of certain manufacturing operations	---	0.4
(15)	(Decrease) increase related to the effect of changes in foreign currency exchange rates	(3.6)	0.5
(16)	Net charges related to the closure of certain HTP segment facilities	0.1	0.1
SG&A for the fourth quarter and year ended 2007 includes, among others, the following expense (income) items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth
		Quarter	Year
		Ended	Ended
		December 31, 2007
		(Amounts in millions)

(1)	Favorable adjustment based upon the Company’s revised estimate of reserves provided in 2006 related to certain suppliers in Italy and Poland in the RVP segment	$(6.7)	$(6.7)
(2)	Fees and expenses recorded in the HTP segment in connection with the settlement of a dispute with one of its former suppliers	1.2	2.0
(3)	Charges related to the closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, MN facility	1.1	3.7
(4)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	(0.3)	3.1
(5)	Charges related to reserves for amounts due from customers in the RVP, HTP and Commercial HVAC segments	---	2.7
(6)	Net charges related to the closure of certain RVP segment facilities	0.7	2.6
(7)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland in the RVP segment	(0.1)	2.1
(8)	Loss on settlement of litigation in the RVP segment	---	1.9

Goodwill Impairment Charge.  During the year ended December 31, 2008, the Company recorded an approximately $710.0 million non-cash impairment charge to reduce the carrying amount of its goodwill to the estimated fair value based upon the results of the Company’s annual impairment test.  See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $0.7 million from approximately $27.5 million for the year ended 2007 to approximately $28.2 million for the year ended 2008.  The increase is primarily the result of finalizing the fair value adjustments to intangible assets relating to acquisitions in the RVP and HTP segments during the first half of 2008, as well as a full year of amortization in 2008 related to acquisitions completed in 2007.  The impact of acquisitions contributed approximately $1.9 million to the increase in amortization of intangible assets for the year ended 2008.

Depreciation Expense.  Depreciation expense increased approximately $2.6 million from approximately $37.6 million for the year ended 2007 to approximately $40.2 million for the year ended 2008.  This increase is primarily attributable to capital expenditures and acquisitions.

Operating (Loss) Earnings.  Consolidated operating (loss) earnings decreased by approximately $795.4 million from operating earnings of approximately $185.3 million for the year ended 2007 to an operating loss of approximately $610.1 million for the year ended 2008.  As noted previously, during 2008, the Company recorded an approximately $710.0 million non-cash impairment charge to reduce the carrying amount of its goodwill to the estimated fair value based upon the results of the Company’s annual impairment test.  The impact of acquisitions and the effect of changes in foreign currency exchange rates increased the operating loss by approximately $3.2 million and $0.2 million, respectively, for the year ended 2008.  Excluding the effect of the non-cash goodwill impairment charge, acquisitions and the effect of changes in foreign currency exchange rates, operating earnings decreased approximately $82.0 million for 2008 as compared to 2007.  The remaining decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.

For the year ended 2008, the RVP segment had an operating loss of approximately $391.9 million as compared to operating earnings of approximately $102.9 million for the year ended 2007.  During 2008, the Company recorded an approximately $444.0 million non-cash impairment charge to reduce the carrying amount of the RVP segment’s goodwill to the estimated fair value based upon the results of the Company’s goodwill impairment testing.  The remaining decrease in operating (loss) earnings in the RVP segment for 2008 as compared to 2007 is primarily a result of lower sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decline in overhead costs, an increase in material costs related to purchases of steel and related purchased components, such as motors, as well as increased freight costs due to increased fuel surcharges and includes the effect of the factors discussed below.

Operating (loss) earnings in the RVP segment for the fourth quarter and year ended 2008 also includes the following other expense (income) items:

		Fourth
		Quarter	Year
		Ended	Ended
		December 31, 2008
		(Amounts in millions)

(1)	Decrease in displays expense	$(0.3)	$(5.6)
(2)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	1.3	4.5
(3)	(Decreased) increased amortization of intangible assets	(0.3)	2.7
(4)	Gain from the sale of certain manufacturing facilities	(0.2)	(2.7)
(5)	Fees and expenses incurred related to certain reduction in workforce initiatives implemented within the segment	1.8	1.8
(6)	(Decreased) increased depreciation expense of property and equipment	(0.4)	1.7
(7)	Reduction in social liability reserve related to one of the segment’s foreign subsidiaries	(0.1)	(2.0)
(8)	Increase in operating loss due to the impact of acquisitions	---	1.4
(9)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	0.5	(0.4)
(10)	Increase in operating loss related to effect of changes in foreign currency exchange rates	1.3	0.4
(11)	Net charges related to the closure of certain segment facilities	0.1	0.7
(12)	Estimated inefficient production costs and expenses associated with the relocation of certain segment manufacturing operations	0.2	2.2
(13)	Charges related to the discontinuance of certain range hood products within the U.S. market	1.9	1.9
(14)	Increase (decrease) in product liability expense as compared to the same periods of 2007	1.7	(1.6)

Operating (loss) earnings in the RVP segment for the fourth quarter and year ended 2007 includes the following other expense (income) items:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Favorable adjustment based upon the Company’s revised estimate of reserves provided in 2006 related to certain suppliers in Italy and Poland	$(6.7)	$(6.7)
(2)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	(0.1)	2.1
(3)	Loss on settlement of litigation	---	1.9
(4)	Net charges related to the closure of certain segment facilities	0.9	2.9
(5)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	(0.5)	1.0
(6)	Charge to warranty expense related to a product safety upgrade	---	0.5
(7)	Charges related to reserves for amounts due from customers	---	0.4

For the year ended 2008, the HTP segment had an operating loss of approximately $39.2 million as compared to operating earnings of approximately $76.3 million for the year ended 2007.  During 2008, the Company recorded an approximately $77.0 million non-cash impairment charge to reduce the carrying amount of the HTP segment’s goodwill to the estimated fair value based upon the results of the Company’s goodwill impairment testing.  The remaining decrease in operating (loss) earnings in the HTP segment for 2008 over 2007 is primarily a result of decreased sales volume of audio and video distribution equipment, speakers and audio/video mounting solutions without a proportionate decrease in overhead costs and increased transportation costs.

Operating losses of the HTP segment for 2008 also reflect (1) approximately $4.9 million of fees, expenses and a reserve recorded in connection with the settlement of a dispute with one of its former suppliers, (2) a charge of approximately $2.7 million related to a reserve for amounts due from customers, (3) a decrease of approximately $1.8 million due to the impact of acquisitions, (4) fees and expenses incurred related to certain reduction in workforce initiatives implemented within the segment of approximately $0.8 million, (5) a net foreign exchange loss of approximately $0.7 million related to transactions, (6) approximately $0.5 million of increased depreciation expense of property and equipment and approximately $0.3 million of decreased amortization of intangible assets, (7) net charges related to the closure of certain segment facilities of approximately $0.1 million and (8) a decrease in operating loss of approximately $0.1 million related to effect of changes in foreign currency exchange rates.

Operating earnings of the HTP segment for 2007 reflects (1) a charge of approximately $0.5 million related to a reserve for amounts due from customers, (2) a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and (3) approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier.

For the year ended 2008, the Residential HVAC segment had an operating loss of approximately $176.8 million as compared to operating earnings of approximately $10.8 million for the year ended 2007.  During 2008, the Company recorded an approximately $189.0 million non-cash impairment charge to reduce the carrying amount of the Residential HVAC segment’s goodwill to the estimated fair value based upon the results of the Company’s goodwill impairment testing.  Excluding the effect of this non-cash goodwill impairment charge, operating earnings in the Residential HVAC segment increased approximately $1.4 million for 2008 as compared to 2007.  The increase in operating earnings in the Residential HVAC segment for 2008 as compared to the 2007 is primarily the result of increased sales prices and sales volume of product sold to residential site-built customers without a proportionate increase in expense.

Operating losses of the Residential HVAC segment for 2008 also reflect (1) fees and expenses incurred related to certain reduction in workforce initiatives implemented within the segment of approximately $0.9 million and (2) approximately $0.4 million of increased depreciation expense of property and equipment and approximately $0.1 million of decreased amortization of intangible assets.

For the year ended 2008, the Commercial HVAC segment had operating earnings of approximately $34.2 million as compared to approximately $20.3 million for the year ended 2007.  The increase in operating earnings in the Commercial HVAC segment for 2008 as compared to 2007 is primarily the result of increased sales volume, including a sizeable new job, without a proportionate increase in costs and expenses, partially offset by an increase in material costs for products.

Operating earnings of the Commercial HVAC segment for 2008 also reflect (1) an approximately $3.3 million non-cash write-down of a foreign subsidiary, (2) a net foreign exchange gain of approximately $2.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries, (3) a lease termination fee of approximately $1.9 million related to the closure of the segment’s Mammoth, Inc. Chaska, MN manufacturing facility, (4) fees and expenses incurred related to certain reduction in workforce initiatives implemented within the segment of approximately $1.5 million, (5) a gain of approximately $1.2 million related to the settlement of litigation resulting from a prior bad debt write-off recorded in the third quarter of 2008, (6) approximately $1.2 million of decreased amortization of intangible assets and approximately $0.1 million of increased depreciation expense of property and equipment and (7) an increase in earnings of approximately $0.1 million from the effect of changes in foreign currency exchange rates.

Operating earnings of the Commercial HVAC segment for 2007 reflects (1) a charge of approximately $1.8 million related to reserves for amounts due from customers, (2) a charge of approximately $3.7 million related to the closure of the segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility and (3) net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Excluding the effect of the non-cash goodwill impairment charge of approximately $710.0 million recorded in 2008, operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, would have been approximately 8.8% of operating earnings (before unallocated and corporate expenses) for the year ended 2008.  Operating earnings of foreign operations for the year ended 2007 were approximately 14.1% of operating earnings (before unallocated and corporate expenses).  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $16.5 million, or approximately 9.0%, during the year ended 2008 as compared to 2007.  Interest expense increased for 2008 as compared to 2007 primarily due to the impact of higher interest rates of approximately $13.3 million as a result of Nortek’s 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) and Nortek’s new five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and higher average principal balances of approximately $5.4 million.  In addition, the Company’s interest expense increased approximately $2.6 million in 2008 related to increased amortization of deferred debt expense related to the additional deferred financing costs associated with Nortek’s 10% Senior Secured Notes and Nortek’s ABL Facility.  On May 10, 2007, NTK Holdings exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 (the “Option”) and paid a loan extension fee of approximately $4.5 million.  As a result, NTK Holdings recorded approximately $4.5 million as debt discount and recorded approximately $3.9 million of additional non-cash interest expense in 2007 related primarily to the decrease in the fair value of the Option (see Note 5 to the Notes to the Consolidated Financial Statements included elsewhere herein).

Loss from Debt Retirement.  On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes and also entered into the ABL Facility.  The net proceeds from Nortek’s 10% Senior Secured Notes and ABL Facility were used to repay all of the outstanding indebtedness under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under a senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million for the year ended 2008, primarily as a result of expensing unamortized deferred debt expense.

Investment Income.  Investment income for the year ended 2008 was approximately $0.8 million as compared to approximately $2.0 million for the year ended 2007.

Provision for Income Taxes.  The provision for income taxes for the year ended 2008 was approximately $25.1 million as compared to approximately $10.6 million for the year ended 2007.  The effective income tax rates of approximately (3.1)% and 294.5% for the years ended 2008 and 2007, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of non-deductible expenses, including the treatment of approximately $700.0 million of the non-cash goodwill impairment charge as a permanent non-deductible expense for 2008, as well as increases in valuation allowances against domestic deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between 2008 and 2007 is principally due to the permanent adjustment associated with the non-cash goodwill impairment charge recorded in 2008, increases in valuation allowances against domestic deferred tax assets and interest on uncertain tax positions.  See Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 debt refinancing.  As a result of this analysis, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in the period of approximately $62.8 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.  The Company has provided valuation allowances for foreign net operating losses of approximately $16.9 million.

Net Loss.  Consolidated net loss increased by approximately $837.5 million from approximately $7.0 million for the year ended 2007 to approximately $844.5 million for the year ended 2008.  The increase in net loss for 2008 was primarily due to the factors discussed above, which includes a decrease of approximately $795.4 million in consolidated operating (loss) earnings primarily as a result of a non-cash goodwill impairment charge of approximately $710.0 million recorded in 2008, a loss from debt retirement of approximately $9.9 million, an increase of approximately $14.5 million in the provision for income taxes, an increase of approximately $16.5 million in interest expense and a decrease in investment income of approximately $1.2 million.

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

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the years ended 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
	(Amounts in millions)

Net loss (1), (2)	$(844.5)	$(7.0)
Provision for income taxes	25.1	10.6
Interest expense (3)	200.2	183.7
Investment income	(0.8)	(2.0)
Depreciation expense	40.2	37.6
Amortization expense	28.4	27.5
EBITDA (1), (2)	$(551.4)	$250.4

(1)	Net loss and EBITDA for the year ended December 31, 2008 includes the following other income and expense items:
•	a non-cash goodwill impairment charge of approximately $710.0 million,
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	a charge of approximately $6.4 million related to an estimated loss contingency on a lease guarantee,
•	approximately $5.0 million of severance charges incurred related to certain reduction in workforce initiatives implemented in all four segments,
•	approximately $4.9 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers in the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $4.5 million in the RVP segment,
•	an approximately $3.3 million non-cash write-down of a foreign subsidiary in the Commercial HVAC segment,
•	a gain of approximately $2.7 million from the sale of certain RVP segment manufacturing facilities,
•	a charge of approximately $2.7 million related to a reserve for amounts due from customers in the HTP segment,
•	approximately $2.2 million of estimated inefficient production costs and expenses associated with the relocation of certain manufacturing operations in the RVP segment,
•	a reduction in the social liability reserve related to one of the RVP segment’s foreign subsidiaries of approximately $2.0 million,
•	a charge of approximately $1.9 million related to the discontinuance of certain range hood products within the U.S. market in the RVP segment,
•	a lease termination fee of approximately $1.9 million related to the closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	a gain on the settlement of litigation in the Commercial HVAC segment resulting from a prior bad debt write-off of approximately $1.2 million,
•	net foreign exchange gains of approximately $0.8 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $0.7 million in net charges related to the closure of certain RVP segment facilities, and
•	an approximately $0.1 million charge related to the closure of certain HTP segment facilities.

(2)	Net loss and EBITDA for the year ended December 31, 2007 includes the following other income and expense items:
•
a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million in the RVP segment,

•	a charge of approximately $3.7 million related to the planned closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	net foreign exchange losses of approximately $3.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $2.9 million in charges related to the closure of certain RVP segment facilities,
•	charges of approximately $2.7 million related to reserves for amounts due from customers in the RVP, HTP and Commercial HVAC segments,
•	legal and other professional fees and expenses incurred in connection with matters related to certain RVP segment subsidiaries based in Italy and Poland of approximately $2.1 million,
•	approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier in the HTP segment,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million, and
•	a net reduction to warranty expense of approximately $0.2 million related to product safety upgrades in the RVP and HTP segments.

(3)     Interest expense for the year ended December 31, 2008 includes cash interest of approximately $126.5 million and non-cash interest of approximately $73.7 million.  Interest expense for the year ended December 31, 2007 includes cash interest of approximately $116.4 million and non-cash interest of approximately $67.3 million.

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

Net Sales.  As discussed further in the follow paragraphs consolidated net sales for the year ended 2007 increased approximately $149.8 million or 6.8% as compared to 2006.  Acquisitions and the effect of changes in foreign currency exchange rates contributed approximately $145.4 million and $32.2 million, respectively, to net sales for 2007.

In the RVP segment, net sales for the year ended 2007 increased approximately $7.8 million or 1.0% as compared to 2006.  Net sales in the RVP segment for 2007 reflects an increase of approximately $20.2 million attributable to the effect of changes in foreign currency exchange rates and includes approximately $26.6 million attributable to acquisitions.

Excluding the effect of acquisitions and foreign exchange, net sales in the RVP segment decreased approximately $39.0 million for the year ended 2007 as compared to 2006.  The decrease in net sales in the RVP segment for 2007 as compared to 2006 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, primarily in the RVP segment’s domestic subsidiaries, partially offset by higher average unit sales prices of kitchen range hoods and bathroom exhaust fans.  Higher average unit sales prices of kitchen range hoods and bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2006.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 80.4% of the total RVP segment’s gross sales for the year 2007.  Excluding the effect of acquisitions and foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 4.8% in 2007 for the RVP segment’s domestic subsidiaries and increased approximately 0.1% in 2007 for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales for the year ended 2007 increased approximately $85.7 million or 17.7% as compared to 2006.  Net sales in the HTP segment for 2007 includes approximately $84.7 million attributable to acquisitions and reflects an increase of approximately $0.4 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales for the year ended 2007 in the HTP segment is due to increased sales of audio and video distribution equipment and speakers, partially offset by a decline in sales of certain security and access control products.

In the Residential HVAC segment, net sales decreased approximately $3.2 million or 0.6% for the year ended 2007 as compared to 2006.  The decrease in net sales in the Residential HVAC segment for the year ended 2007 as compared to the same period of 2006 is primarily the result of lower sales volume for products sold to both residential site-built and manufactured housing customers.  Overall, sales of products sold to residential site-built and manufactured housing customers decreased in the first quarter of 2007 and increased in the subsequent three quarters as compared to the same periods of 2006 primarily as a result of higher average unit sales prices.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.5% and 5.1% of the Company’s consolidated net sales for the years ended December 31, 2007 and 2006, respectively.

In the Commercial HVAC segment, net sales increased approximately $59.5 million or 15.1% for the year ended 2007 as compared to 2006.  Net sales in the Commercial HVAC segment for 2007 includes approximately $34.1 million attributable to acquisitions and reflects an increase of approximately $11.6 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the Commercial HVAC segment for 2007 as compared to the same period of 2006 includes higher sales volume.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.5% and 19.5% of consolidated net sales for the years ended 2007 and 2006, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 8.7% and 8.2% of consolidated net sales for the years ended 2007 and 2006, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and Commercial HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 10.2% and 9.7% of consolidated net sales for the years ended 2007 and 2006, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and Commercial HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold for the year ended 2007 was approximately $1,679.9 million as compared to approximately $1,547.3 million for the year ended 2006.  Cost of products sold, as a percentage of net sales, increased from approximately 69.8% for the year ended 2006 to approximately 70.9% for the year ended 2007 primarily as a result of the factors described below.

Overall, consolidated material costs were approximately 46.7% and 44.8% of net sales for the years ended 2007 and 2006, respectively.  As compared to 2006, the Company experienced higher material costs related to purchases of steel, copper, aluminum and related purchased components, such as motors.  Cost increases during 2007 as compared to 2006 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

Direct labor costs were approximately 5.3% and 5.6% of net sales for the years ended 2007 and 2006, respectively.

Overhead costs were approximately 14.1% and 14.3% of net sales for the years ended 2007 and 2006, respectively.

The change in the percentage of overhead costs to net sales, and to a lesser extent direct labor costs to net sales, is due, in part, to changes in sales volume which results in changes in production efficiencies.  The change in the percentage of overhead costs to net sales also reflects the effect of changes in sales volume and the fixed nature of certain overhead costs.

During 2007 the Company experienced increased freight costs primarily due to higher sales relating to acquisitions and increased energy costs in the fourth quarter.  These increases were partially offset by the Company’s strategic sourcing initiatives including obtaining favorable shipping rates for lower cost “full truckload” shipments, as well as through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the year ended 2007 was approximately $588.2 million, or 71.0% of the segment’s net sales, as compared to approximately $573.8 million, or 69.9% of the segment’s net sales for the year ended 2006.  Cost of products sold in the RVP segment for the fourth quarter and year ended 2007 includes the following:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Decrease in product liability expense as compared to the same period of 2006	$(9.1)	$(1.8)
(2)	Charge to warranty expense related to a product safety upgrade	---	0.5
(3)	Increase related to the effect of changes in foreign currency exchange rates	6.8	16.0
(4)	Increase in cost of products sold due to the impact of acquisitions	3.2	16.3
(5)	Net charges related to the closure of certain RVP segment facilities	0.2	0.3

Cost of products sold in the RVP segment for the fourth quarter and year ended 2006 includes the following:

		Fourth Quarter Ended	Year Ended
		December 31, 2006
		(Amounts in millions)

(1)	Net charges related to the closure of certain RVP segment facilities	$0.1	$1.8
(2)	Charge to warranty expense related to a product safety upgrade	---	1.5
(3)	Non-cash charge recorded related to the amortization of purchase price allocated to inventory	---	0.3

The increase in the percentage of cost of products sold to net sales for the year ended 2007 over the same period of 2006 in the RVP segment reflects the impact of the above items, increased material costs and a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in costs.

In the HTP segment, cost of products sold for the year ended 2007 was approximately $306.6 million, or 53.8% of the segment’s net sales, as compared to approximately $254.5 million, or 52.5% of the segment’s net sales for the year ended 2006.  The increase in the percentage of cost of products sold to net sales for 2007 as compared to 2006 is primarily as a result of acquisitions which have a higher cost of products sold as a percentage of net sales as compared to the segment’s operations prior to the acquisitions.  Cost of products sold in the HTP segment for 2007 also reflects (1) an increase of approximately $48.7 million due to the impact of acquisitions and (2) a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade.  Cost of products sold in the HTP segment for 2006 includes (1) a charge to warranty costs of approximately $2.3 million related to a product safety upgrade and (2) a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory.

In the Residential HVAC segment, cost of products sold for the year ended 2007 was approximately $442.3 million, or 85.8% of the segment’s net sales, as compared to approximately $421.5 million, or 81.3% of the segment’s net sales for the year ended December 31, 2006.  Material costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 61.6% and 57.0% in 2007 and 2006, respectively.  The increase in cost of products sold as a percentage of net sales for the year ended 2007 as compared to 2006 reflects the effect of higher material costs related primarily to purchases of copper, steel, aluminum and purchased components such as motors.

In the Commercial HVAC segment, cost of products sold for the year ended 2007 was approximately $342.8 million, or 75.5% of the segment’s net sales, as compared to approximately $297.5 million, or 75.4% of the segment’s net sales for the year ended December 31, 2006.  Direct labor costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 11.0% and 11.2% in 2007 and 2006, respectively.  The increase in cost of products sold as a percentage of net sales for the year ended 2007 as compared to 2006 reflects the effect of higher material costs related primarily to purchases of copper, steel, aluminum and purchased components such as motors.  Cost of products sold in the Commercial HVAC segment for 2007 also includes (1) an increase of approximately $21.0 million due to the impact of acquisitions and (2) an increase of approximately $9.2 million related to the effect of changes in foreign currency exchange rates.  Cost of products sold in the Commercial HVAC segment for 2006 includes a non-cash charge of approximately $2.8 million related to the amortization of purchase price allocated to inventory.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) for the year ended 2007 was approximately $475.5 million as compared to approximately $381.7 million for the year ended 2006.  SG&A as a percentage of net sales increased from approximately 17.2% for the year ended 2006 to approximately 20.1% for the year ended 2007.  This increase in SG&A as a percentage of net sales is principally due to the effect of a curtailment gain, related to post-retirement medical and life insurance benefits recorded in the second quarter of 2006 of approximately $35.9 million in the RVP segment.

SG&A for the fourth quarter and year ended 2007 includes the following (income) and expense items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Increase in SG&A due to the impact of acquisitions	$8.2	$36.3
(2)	Effect of changes in foreign currency exchange rates	3.2	6.6
(3)	Net charges related to the closure of certain RVP segment facilities	0.7	2.6
(4)	Charges related to the closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, MN facility	1.1	3.7
(5)	Legal and other professional fees and expenses incurred in connection with matters related to certain RVP segment subsidiaries based in Italy and Poland	(0.1)	2.1
(6)	Charges related to reserves for amounts due from customers in the RVP, HTP and HVAC segments	---	2.7
(7)	Loss on settlement of litigation in the RVP segment	---	1.9
(8)	(Decrease) increase in displays expense in the RVP segment	(2.3)	2.2
(9)	Net foreign exchange (gains) losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	(0.3)	3.1
(10)	Stock-based compensation expense	---	0.3
(11)	Favorable adjustment based upon the Company’s revised estimate of reserves provided in 2006 related to certain RVP segment suppliers in Italy and Poland	(6.7)	(6.7)
(12)	Legal fees and expenses incurred in the HTP segment in connection with a dispute with a supplier	1.2	2.0

SG&A for the fourth quarter and year ended 2006 includes the following (income) and expense items (see Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein):

		Fourth
		Quarter	Year
		Ended	Ended
		December 31, 2006
		(Amounts in millions)
(1)	Gain from curtailment of post-retirement medical and life insurance benefits in the RVP segment	$ ---	(35.9)
(2)	Losses related to certain RVP segment suppliers in Italy and Poland	16.0	16.0
(3)	Compensation reserve adjustment	(3.5)	(3.5)
(4)	Write-off of expenses related to NTK Holdings' initial public offering	2.5	2.5
(5)	Net charges related to the closure of certain RVP segment facilities	(0.7)	1.7
(6)	Gain on settlement of litigation in the Residential HVAC segment	---	(1.6)
(7)	Reserve for amounts due from a customer in China related to a Chinese construction project, net of minority interest of $0.8 million in the Commercial HVAC segment	1.2	1.2
(8)	Net foreign exchange gains related to transactions, including intercompany debt not indefinitely invested in Nortek's subsidiaries	(1.7)	(1.7)
(9)	Stock-based compensation expense	---	0.3

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $2.6 million from approximately $24.9 million for the year ended 2006 to approximately $27.5 million for the year ended 2007.  The increase in amortization of intangible assets is principally due to the impact of acquisitions, which contributed approximately $6.4 million to the increase for the year ended 2007, partially offset by higher amortization expense in the prior periods as a result of accelerated amortization methods.

Depreciation Expense.  Depreciation expense increased approximately $4.6 million from approximately $33.0 million for the year ended 2006 to approximately $37.6 million for the year ended 2007.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions, which represented approximately $1.3 million of the increase.

Operating Earnings.  Consolidated operating earnings decreased by approximately $79.2 million from approximately $264.5 million for the year ended 2006 to approximately $185.3 million for the year ended 2007.  Acquisitions contributed approximately $16.7 million to operating earnings for the year ended 2007.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 11.9% for the year ended 2006 to approximately 7.8% for the year ended 2007.

Operating earnings of the RVP segment for the year ended 2007 were approximately $102.9 million as compared to approximately $139.5 million for the year ended 2006.  Operating earnings in the RVP segment for the fourth quarter and year ended 2007 include the following increases (decreases) in operating earnings:

		Fourth Quarter Ended	Year Ended
		December 31, 2007
		(Amounts in millions)

(1)	Favorable adjustment based upon the Company’s revised estimate of reserves provided in 2006 related to certain suppliers in Italy and Poland	$6.7	$6.7
(2)	Decrease in product liability expense as compared to the same period of 2006	9.1	1.8
(3)	Decrease (increase) in displays expense	2.3	(2.2)
(4)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	0.1	(2.1)
(5)	Loss on settlement of litigation	---	(1.9)
(6)	Increased depreciation expense of property and equipment	(0.5)	(1.4)
(7)	Net charges related to the closure of certain segment facilities	(0.9)	(2.9)
(8)	Net foreign exchange gains (losses) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	0.5	(1.0)
(9)	Increase in operating earnings related to effect of changes in foreign currency exchange rates	0.1	0.6
(10)	Charge to warranty expense related to a product safety upgrade	---	(0.5)
(11)	Charges related to reserves for amounts due from customers	---	(0.4)
(12)	Increase in operating earnings due to the impact of acquisitions	---	0.3
(13)	(Increased) decreased amortization of intangible assets	(0.3)	0.1

Operating earnings in the RVP segment for the fourth quarter and year ended 2006 include the following increases (decreases) in operating earnings:

		Fourth
		Quarter	Year
		Ended	Ended
		December 31, 2006
		(Amounts in millions)

(1)	Gain from curtailment of post-retirement medical and life insurance benefits	$ ---	$35.9
(2)	Reserves related to estimated losses as a result of the unlikelihood that certain suppliers to the segment's kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements	(16.0)	(16.0)
(3)	Net charges related to the closure of certain segment facilities	0.6	(3.5)
(4)	Charge to warranty expense related to a product safety upgrade	---	(1.5)
(5)	Net foreign exchange gains related to transactions, including intercompany debt not indefinitely invested in Nortek's subsidiaries	0.2	---
(6)	Non-cash charge related to the amortization of purchase price allocated to inventory	---	(0.3)

The remaining decrease in operating earnings in the RVP segment for 2007 as compared 2006 is a result of lower sales volume of kitchen range hoods and bathroom exhaust fans primarily in the United States market, partially offset by price increases in 2007.

Operating earnings of the HTP segment for the year ended 2007 were approximately $76.3 million as compared to approximately $83.9 million for the year ended 2006.  Operating earnings of the HTP segment for 2007 reflects (1) an increase of approximately $8.7 million due to the impact of acquisitions, (2) approximately $1.4 million of increased depreciation expense of property and equipment and approximately $1.9 million of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (3) a charge of approximately $0.5 million related to a reserve for amounts due from a customer, (4) a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade, (5) approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier and (6) a decrease in earnings of approximately $0.3 million from the effect of foreign currency exchange rates.

Operating earnings of the HTP segment for 2006 reflects (1) a charge to warranty costs of approximately $2.3 million related to a product safety upgrade, (2) a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory and (3) net foreign exchange gains of approximately $0.1 million related to transactions.

The remaining decrease in operating earnings in the HTP segment for the year ended 2007 over the same period in 2006 is primarily a result of lower sales volume of certain security and access control devices and increased material costs in cost of products sold, partially offset by increased sales volume of audio and video distribution equipment and speakers.

Operating earnings of the Residential HVAC segment were approximately $10.8 million for the year ended December  2007 as compared to approximately $37.7 million for the year ended 2006.  Operating earnings of the Residential HVAC segment for 2007 reflect approximately $0.8 million of increased depreciation expense of property and equipment and approximately $0.3 million of decreased amortization of intangible assets.  Operating earnings of the Residential HVAC segment for 2006 reflects an approximately $1.6 million gain related to the settlement of litigation.

The remaining decrease in operating earnings in the Residential HVAC segment for the year ended 2007 as compared to 2006 is primarily the result of decreased sales volume for products sold to both residential site-built and manufactured housing customers and increased material costs related to purchases of copper, steel and purchased components such as motors.

Operating earnings of the Commercial HVAC segment were approximately $20.3 million for the year ended 2007 as compared to approximately $27.2 million for the year ended 2006.  Operating earnings of the Commercial HVAC segment for 2007 reflect (1) an increase of approximately $7.7 million due to the impact of acquisitions, (2) a charge of approximately $1.8 million related to reserves for amounts due from customers, (3) approximately $3.7 million of expense related to the closure of the segment’s Mammoth facility (see Note 11 of the Notes to the Consolidated Financial Statements included elsewhere herein), (4) approximately $1.0 million of increased depreciation expense of property and equipment and approximately $2.2 million of decreased amortization of intangible assets primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (5) an increase in earnings of approximately $0.1 million from the effect of foreign currency exchange rates and (6) net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Operating earnings of the Commercial HVAC segment for 2006 reflects (1) a non-cash charge of approximately $2.8 million related to the amortization of purchase price allocated to inventory, (2) a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and (3) net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The remaining decrease in operating earnings in the Commercial HVAC segment for the year ended 2007 as compared to 2006 is primarily the result of increased material costs related to purchases of copper, steel and purchased components such as motors, offset by higher sales levels.

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

Interest Expense.  Interest expense increased approximately $20.8 million or approximately 12.8% during the year ended 2007 as compared to the year ended 2006.  During 2007, NTK Holdings experienced increases in interest expense primarily as a result of (1) approximately $5.0 million of additional non-cash interest expense related to NTK Holdings’ senior unsecured loan facility (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein), (2) approximately $4.9 million from increased borrowings and higher interest rates related to Nortek’s senior secured credit facility, (3) approximately $11.0 million of additional debt accretion relating to the PIK option on the NTK Holdings’ senior unsecured loan facility issued in May 2006, (4) approximately $3.4 million of additional interest expense related to the accretion of NTK Holdings’ 10 3/4% Senior Discount Notes and (5) an increase of approximately $1.5 million related to increased borrowings by NTK Holdings’ subsidiaries, primarily as a result of acquisitions and the effect of changes in foreign currency exchange rates.  These increases were partially offset by a decrease of approximately $5.0 million related to the amortization of the Nortek Holdings deferred compensation plan, which was fully paid in May 2006.

Investment Income.  Investment income was approximately $2.0 million and $2.2 million for the years ended 2007 and 2006, respectively.

Provision for Income Taxes.  The provision for income taxes for the year ended 2007 was approximately $10.6 million as compared to approximately $46.1 million for the year ended 2006.  The effective income tax rates of 294.5% and 44.4% for the years ended 2007 and 2006, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of state income tax provisions, non-deductible expenses, the effect of foreign operations and interest on uncertain tax positions.  The increase in the effective income tax rates between 2007 and 2006 is principally due to the provision of foreign withholding taxes related to dividends paid from the Company’s foreign subsidiaries and the provision of U.S. tax on certain unremitted earnings of foreign subsidiaries (see Note 4 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Net Earnings.  Consolidated net earnings decreased by approximately $64.7 million from net earnings of approximately $57.7 million, or 2.6% as a percentage of net sales, for the year ended 2006 to a net loss of approximately $7.0 million for the year ended 2007.  This decrease was primarily due to the factors discussed above, which included a decrease of approximately $79.2 million in consolidated operating earnings, an increase of approximately $20.8 million in interest expense and a decrease in investment income of approximately $0.2 million, offset by a decrease of approximately $35.5 million in the provision for income taxes.

EBITDA.  The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the years ended 2007 and 2006:

	For the Years Ended December 31,
	2007	2006
	(Amounts in millions)

Net (loss) earnings (1), (2)	$(7.0)	$57.7
Provision for income taxes	10.6	46.1
Interest expense (3)	183.7	162.9
Investment income	(2.0)	(2.2)
Depreciation expense	37.6	33.0
Amortization expense	27.5	28.2
EBITDA (1), (2)	$250.4	$325.7

(1)	Net loss and EBITDA for the year ended December 31, 2007 includes the following other income and expense items:
•
a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain RVP segment suppliers in Italy and Poland of approximately $6.7 million,

•	a charge of approximately $3.7 million related to the planned closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	net foreign exchange losses of approximately $3.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $2.9 million in charges related to the closure of certain RVP segment facilities,
•	charges of approximately $2.7 million related to reserves for amounts due from customers in the RVP, HTP and Commercial HVAC segments,
•	legal and other professional fees and expenses incurred in connection with matters related to certain RVP segment subsidiaries based in Italy and Poland of approximately $2.1 million,
•	approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier in the HTP segment,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million, and
•	a net reduction to warranty expense of approximately $0.2 million related to product safety upgrades in the RVP and HTP segments.

(2)	Net earnings and EBITDA for the year ended December 31, 2006 includes the following other income and expense items:
•
reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to the RVP segment’s kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements,

•	an increase in warranty expense of approximately $3.8 million related to product safety upgrades in the RVP and HTP segments,
•	approximately $3.5 million in charges related to the closure of certain RVP segment facilities,
•	approximately $2.5 million of costs incurred in connection with NTK Holdings’ initial public offering,
•	net foreign exchange gains of approximately $1.7 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	an approximately $1.6 million gain related to the favorable settlement of litigation in the Residential HVAC segment, and
•
a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million related to a reserve for amounts due from a customer in China related to a Chinese construction project in the Commercial HVAC segment.

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

Liquidity and Capital Resources

NTK Holdings conducts no separate operations and acts only as a holding company. NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness. No cash payments are due under NTK Holdings’ indebtedness during 2009. For the year ending December 31, 2009, Nortek and its subsidiaries owe cash payments on outstanding indebtedness in the total amount of approximately $204.0 million. Nortek’s principal sources of liquidity include approximately $144.1 million of unrestricted cash and cash equivalents at December 31, 2008, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $38.1 million at December 31, 2008.

The Company has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.

The Company’s ability to make scheduled payments on or to refinance its debt obligations, including those of NTK Holdings, depends on its subsidiaries’ financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business and other factors beyond the Company’s control. If the subsidiaries’ cash flows and capital resources are insufficient to fund the Company’s debt service obligations, the Company could face substantial liquidity problems and may be forced to seek additional capital or restructure or refinance the Company’s indebtedness and its subsidiaries may be forced to reduce or delay capital expenditures and sell assets.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Under the terms of its indebtedness, Nortek has limited capacity to make certain payments, including dividends, to NTK Holdings.  Nortek’s 10% Senior Secured Notes due 2013, Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and Nortek’s ABL Facility limit Nortek’s ability to make certain payments, including dividends, to NTK Holdings.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  Such defaults, including cross defaults under substantially all of Nortek’s outstanding indebtedness, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

Critical factors in the Company’s future performance, including the level of the Company’s sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.

The severe impact of the worldwide crisis in the credit and financial markets in the fourth quarter of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the year ended December 31, 2008 and are expected to continue throughout 2009.  In the first quarter of 2009, the Company expects net sales to be approximately 20% lower than the first quarter of 2008.

Although the Company had implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008 and continuing throughout the first quarter of 2009, the Company began instituting certain additional cost reduction measures, by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce, across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels.  There can be no assurance that these cost reduction measures will be successful.

The Company’s outlook for 2009 is for the challenging market conditions to continue.  Additionally, the weak economy and credit market is expected to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repair expenditures.  The Company is looking at its business with a long-term view and a continued focus on its low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of the Company’s businesses so it can maximize cash flow from operating activities.  During this challenging environment, the Company will only fund necessary capital investments that will improve its business operations.

In the fourth quarter of 2008, the Company has accumulated significant amounts of cash and its unrestricted cash balances at December 31, 2008 were approximately $182 million.  In addition, as noted above the Company has instituted certain strategies to significantly reduce spending levels in 2009 in a manner to minimize the impact on its customers, suppliers, market shares or their brands.  The Company believes that these measures will allow the Company to continue to maintain its business operations through the expected downturn in sales activity.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact the Company’s business.  The tightening of credit standards and the decrease in home values are expected to result in a decline in consumer spending for home remodeling and replacement projects which could adversely impact the Company’s operating results and the cash flow from its subsidiaries.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of the Company’s products in the residential construction market.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  As of December 31, 2008, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.

At December 31, 2008, NTK Holdings had approximately $30.3 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of Nortek’s 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $721.2 million.  Nortek’s 10% Senior Secured Notes are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States.

Interest on Nortek’s 10% Senior Secured Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2008, until maturity.  Interest on Nortek’s 10% Senior Secured Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 1, 2011, Nortek may redeem up to 35% of the aggregate principal amount of Nortek’s 10% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of Nortek’s 10% Senior Secured Notes remains outstanding after the redemption.  After June 1, 2011 Nortek’s 10% Senior Secured Notes are redeemable at the option of Nortek, in whole or in part, at any time and from time to time, on or after June 1, 2011 at 105.0%, declining to 102.5% on June 1, 2012 and further declining to 100.0% on June 1, 2013.  In addition, Nortek’s 10% Senior Secured Notes contain a call provision whereby not more than once during any twelve-month period Nortek may redeem the 10% Senior Secured Notes at a redemption price equal to 103.0% plus accrued and unpaid interest, provided that the aggregate amount of these redemptions does not exceed $75.0 million.

Nortek’s 10% Senior Secured Notes are secured by a first-priority lien on substantially all of Nortek’s and its domestic subsidiaries’ tangible and intangible assets, except those assets securing Nortek’s ABL Facility on a first-priority basis.  Nortek’s 10% Senior Secured Notes have a second-priority lien on Nortek’s ABL Facility’s first-priority collateral and rank equally with all existing and future senior secured indebtedness of Nortek.   If Nortek experiences a change in control, each holder of the notes will have the right to require Nortek to purchase the notes at a price equal to 101% of the principal amount thereof.  In addition, a change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 8 1/2% senior subordinated notes at 101% of the principal amount thereof, together with accrued and unpaid interest.

The indenture governing Nortek’s 10% Senior Secured Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

In connection with the offering of Nortek’s 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing.  Subsequent to the closing, Nortek had net additional borrowings under its ABL Facility of approximately $95.0 million.  Nortek incurred fees and expenses of approximately $12.8 million, which have been capitalized and are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.  Borrowings under the ABL Facility have a final maturity of May 20, 2013.

There are limitations on Nortek’s ability to incur the full $350.0 million of commitments under its ABL Facility.  Availability is limited to the lesser of the borrowing base and $350.0 million, and the covenants under Nortek’s 8 1/2% senior subordinated notes do not currently allow Nortek to incur up to the full $350.0 million.  The borrowing base at any time will equal the sum (subject to certain reserves and other adjustments) of:

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If excess availability (as defined) is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will be required to satisfy and maintain a fixed charge ratio of not less than 1.1 to 1.0.  As of December 31, 2008, excess availability under Nortek’s ABL Facility was approximately $69.0 million, which exceeded $40.0 million and 15% of the borrowing base.

Additional borrowings under Nortek’s ABL Facility require Nortek and its subsidiaries to make certain customary representations and warranties as of the date of such additional borrowing. In the event that Nortek and its subsidiaries is unable to make such representations and warranties on such borrowing date, then the lenders under Nortek’s ABL facility may not honor such request for additional borrowing. Nortek’s ABL Facility also provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to Nortek and its subsidiaries, may require Nortek to repay certain amounts outstanding under the ABL Facility and may require Nortek to satisfy and maintain a fixed charge ratio of not less than 1.1 to 1.0.  There can be no assurance that the lenders under Nortek’s ABL Facility will not impose such actions during the term of the ABL Facility.

The net proceeds from Nortek’s 10% Senior Secured Notes and ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the Nortek senior secured credit facility plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

In April 2009, Moody’s downgraded the debt ratings for Nortek and NTK Holdings from “B3” to “Caa2” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2009 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.

On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  NTK Holdings’ senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, NTK Holdings exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, NTK Holdings recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense for the year ended December 31, 2007 related primarily to the decrease in the fair value of the option.  NTK Holdings senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At December 31, 2008, NTK Holdings senior unsecured loan facility had an actual interest rate of approximately 9.8%.  NTK Holdings is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”) through July 2011.  If NTK Holdings exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of its senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, NTK Holdings senior unsecured loan facility will bear interest on such increased principal amount.  NTK Holdings must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, NTK Holdings has elected the PIK option to increase the principal amount of its senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, NTK Holdings recorded approximately $24.0 million and $22.0 million of accrued interest for the years ended December 31, 2008 and 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At December 31, 2008 and 2007, the actual outstanding principal balance on NTK Holdings senior unsecured loan facility was approximately $262.0 million and $238.0 million, respectively.  The amount recorded as of December 31, 2008 and 2007, net of unamortized debt discount of approximately $3.5 million and $4.1 million, respectively, is approximately $258.5 million and $233.9 million, respectively.  On August 10, 2011, NTK Holdings will be required to make an approximate $123.9 million cash payment of principal and interest under its senior unsecured loan facility.  NTK Holdings senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when its assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of December 31, 2008, a definitive agreement was not signed.  As a result, the Company has classified approximately $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at December 31, 2008.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, the Company could be required to repay the outstanding borrowings of approximately $12.1 million at December 31, 2009 related to these loans in an event of non-compliance.

The Company had consolidated debt at December 31, 2008 of approximately $2,233.8 million consisting of the following:

(Amounts in millions)
NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, net of unamortized discount of approximately $27.1 million	$375.9
NTK Holdings’ senior unsecured loan facility due 2014, including approximately $57.0 million of debt accretion related to the PIK option *	258.5
Nortek’s 10% Senior Secured Notes due 2013, net of unamortized discount of approximately $7.1 million	742.9
Nortek’s 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0
Nortek’s ABL Facility	145.0
Nortek’s long-term notes, mortgage notes and other indebtedness	22.6
Nortek’s 9 7/8% Senior Subordinated Notes due 2011, including unamortized premium	10.0
Subtotal	2,179.9
Nortek’s short-term borrowings, current maturities of long-term debt and long-term debt classified as current	53.9
$2,233.8

*	Also net of approximately $3.5 million of unamortized debt discount at December 31, 2008.

During the year ended December 31, 2008, the Company had a net increase in its consolidated debt of approximately $215.9 million resulting from:

(Amounts in millions)

Net increases due to the debt refinancing in May 2008 (1)	$36.7
Non-cash interest activity (2)	62.6
Other debt activity (3)	116.6

$215.9

(1)  Debt activity related to the debt refinancing in May 2008 is comprised of the following:

(Amounts in millions)
Issuance of Nortek’s 10% Senior Secured Notes, net of original debt discount of approximately $7.8 million	$742.2
Borrowings under Nortek’s ABL Facility	50.0
Repayment of outstanding borrowings under Nortek’s senior secured credit facility	(755.5)
$36.7

(2)  Debt activity related to non-cash interest activity is comprised of the following:

(Amounts in millions)
Debt accretion relating to NTK Holdings’ 10 ¾% Senior Discount Notes	$37.3
Debt accretion relating to the PIK option on NTK Holdings’ senior unsecured loan facility	24.0
Debt discount, net relating to NTK Holdings’ senior unsecured loan facility and Nortek’s 10% Senior Secured Notes	1.3
$62.6

(3)  Other debt activity is comprised of the following:

(Amounts in millions)
Net borrowings under the revolving portion of Nortek’s senior secured credit facility prior to the May 2008 debt refinancing	$45.0
Borrowings made under Nortek’s ABL Facility	140.0
Additional borrowings related primarily to Nortek's foreign subsidiaries	14.4
Payments made related to Nortek’s ABL Facility	(45.0)
Other principal payments	(36.0)
Changes in foreign currency exchange rates and other	(1.8)
$116.6

The following is a summary of NTK Holdings’ and Nortek and its subsidiaries’ estimated future cash obligations under long-term debt obligations, interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations.  Long-term debt and interest payments in the table below reflect the financing transactions during the year ended December 31, 2008 as previously described (see Notes 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2009		2010 & 2011	2012 & 2013		2014 & Thereafter	Total
	(Amounts in millions)

NTK Holdings:
Notes, mortgage notes and obligations payable (2)	$	---	$240.3	$	---	$500.9	$741.2
Interest payments (3)		---	82.0		109.4	22.4	213.8
Subtotal		---	322.3		109.4	523.3	955.0

Nortek and subsidiaries:
Notes, mortgage notes and obligations payable (1), (2)		$18.9	$14.4		$895.8	$626.8	$1,555.9
Interest payments (3), (4), (5)		143.3	285.6		283.0	66.6	778.5
Capital lease obligations		2.3	4.7		6.8	4.1	17.9
Operating lease obligations		21.0	29.8		18.0	11.6	80.4
Future contingent consideration		14.1	6.9		---	---	21.0
Other purchase obligations		4.4	1.1		---	---	5.5
Other liabilities (6)		---	20.8		21.4	118.5	160.7
		204.0	363.3		1,225.0	827.6	2,619.9
Total		$204.0	$685.6		$1,334.4	$1,350.9	$3,574.9

(1)	Excludes notes payable and other short-term obligations of approximately $32.7 million.

(2)	Excludes unamortized debt discount of approximately $7.1 million and $3.5 million related to Nortek’s 10% Senior Secured Notes and NTK Holdings senior unsecured loan facility, respectively.

(3)	Based upon interest rates in effect at December 31, 2008.

(4)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2017 in the above table.

(5)	Includes interest payments on Nortek’s ABL Facility which are estimated to continue through May 20, 2013 in the above table.

(6)	Includes pension, profit sharing and other post-retirement benefits (see Note 7 of the Notes to the Consolidated Financial Statements included elsewhere herein).

NTK Holdings and its subsidiaries, including Nortek, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of its outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.  Certain executive officers of Nortek and THL Advisors, through limited partnerships, purchased for approximately $29.1 million in cash approximately $78.5 million of accreted value at December 31, 2008 of NTK Holdings’ senior unsecured loan facility in a negotiated transaction during the fourth quarter of 2008.

From time to time, the Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions, but does not expect to consummate any acquisitions in 2009.  Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for December 31, 2007, was paid during the second quarter of 2008.  Contingent consideration related to the acquisition of Gefen of approximately $14.1 million was accrued for at December 31, 2008 and was paid on March 31, 2009.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $11.3 million.

At December 31, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $17.3 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at December 31, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then Nortek may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  As a result, the Company has recorded a contingent loss in connection with this arrangement of approximately $6.4 million in the third quarter of 2008, representing Management’s best estimate in accordance with SFAS No. 5, “Accounting for Contingencies”, without consideration as to any amount that the Company might receive under the buyer’s indemnification to Nortek.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $17.1 million and $11.1 million at December 31, 2008 and 2007, respectively.  Approximately $4.8 million of short-term liabilities and approximately $12.3 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2008 related to these indemnifications.

The Company’s combined short-term and long-term product liability accruals increased from approximately $35.0 million at December 31, 2007 to approximately $39.5 million at December 31, 2008.  Product liability expense decreased from approximately $13.8 million for the year ended December 31, 2007 to approximately $12.0 million for the year ended December 31, 2008.  The decrease in product liability expense for the year ended December 31, 2008 as compared to the same period of 2007 is primarily the result of an improved trend in claims and lower sales volume within the RVP segment during the year.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $47.3 million at December 31, 2007 to approximately $51.5 million at December 31, 2008.  Warranty expense increased from approximately $30.7 million for the year ended December 31, 2007 to approximately $32.5 million for the year ended December 31, 2008.  The increase in warranty expense for the year ended December 31, 2008 as compared to the same period of 2007 is primarily as a result of increased expense levels for residential HVAC products, in part, due to higher sales volume in 2008 as compared to 2007, partially offset by the effect of lower sales volume in the RVP segment.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

At December 31, 2008, the Company had approximately $182.2 million of unrestricted cash and cash equivalents to fund its cash flow needs for 2009.  During 2009, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2008:

	For the year ended December 31,
	2009	2008
	(Amounts in millions)

Interest payments, net	$143.3	$118.5
Principal payments, net (1)	18.9	108.6
Capital lease obligations	2.3	2.4
Completed acquisitions and contingent earn out payments	14.1	32.7
Capital expenditures	20.0	25.4
Operating lease and other rental payments	29.5	32.2
Defined benefit pension plan contributions	1.7	3.1

(1)
The amount of payments for 2009 excludes the repayment of outstanding borrowings at December 31, 2008 under Nortek’s ABL Facility and excludes the repayment in 2008 of outstanding borrowings under Nortek’s senior secured credit facility that was refinanced in May 2008.

In addition, cash requirements for income tax payments will be dependent on the Company’s level of earnings.  At December 31, 2008, the Company has available certain tax carryforwards and future tax credits, that depending on the level of U.S. taxable income in 2009, could reduce income tax payments up to $26.4 million that might be otherwise payable.  In 2008, the Company made income tax payments, net of refunds of approximately $10.7 million.

As noted previously, the Company expects to meet its cash flow requirements for fiscal 2009, including debt repayments and payments related to acquisitions, from existing cash and cash equivalents, cash from operations and the use of borrowings under Nortek’s ABL Facility.  The Company does not expect to consummate any acquisitions in 2009.

Unrestricted cash and cash equivalents increased from approximately $53.4 million at December 31, 2007 to approximately $182.2 million at December 31, 2008 primarily as a result of Nortek’s borrowings under its ABL Facility.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At December 31, 2008, approximately $3.1 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $25.4 million for 2008 as compared to approximately $36.4 million for 2007.  Capital expenditures are expected to be between approximately $15.0 million and $20.0 million in 2009.

The Company’s working capital and current ratio increased from approximately $205.7 million and 1.4:1, respectively, at December 31, 2007 to approximately $348.3 million and 1.8:1, respectively, at December 31, 2008.  This increase in working capital for the year ended December 31, 2008 was primarily a result of an increase in cash and cash equivalents from approximately $145.0 million of Nortek’s ABL Facility borrowings which are classified as long-term indebtedness.  In addition, decreases in notes payable and other short-term obligations, current maturities of long-term debt, accounts payable and accrued expenses and taxes, net, partially offset by decreases in inventories and accounts receivable, as described further below and previously were also factors in the change in working capital.

Accounts receivable decreased approximately $59.7 million, or approximately 18.7%, between December 31, 2007 and 2008, while net sales decreased approximately $69.4 million, or approximately 12.2%, in the fourth quarter of 2008 as compared to the fourth quarter of 2007.  This decrease in accounts receivable is primarily the result of decreased sales of the Company’s residential ventilation and home technology products.  The effect of changes in foreign currency exchange rates increased accounts receivable at December 31, 2008 by approximately $12.6 million.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2008 as compared to December 31, 2007.  Accounts receivable from customers related to foreign operations decreased approximately $19.2 million, or approximately 17.5%, between December 31, 2007 and December 31, 2008.

Inventories decreased approximately $12.3 million, or approximately 4.0%, between December 31, 2007 and 2008 primarily as a result of decreased purchases in the RVP segment in anticipation of decreased sales levels for 2009.  The effect of changes in foreign currency exchange rates increased inventory at December 31, 2008 by approximately $6.6 million.

Accounts payable decreased approximately $40.4 million, or 21.0%, between December 31, 2007 and 2008 primarily due to decreased inventory levels in the RVP segment and the timing of payments.  The effect of changes in foreign currency exchange rates increased accounts payable at December 31, 2008 by approximately $6.7 million.

Accrued expenses and taxes, net decreased approximately $30.3 million, or approximately 12.2%, between December 31, 2007 and December 31, 2008 primarily as a result of contingent consideration payments of approximately $32.7 million which were accrued at December 31, 2007 and were paid in the second quarter of 2008 and a decrease in accrued compensation, partially offset by additional contingent consideration of approximately $14.1 million accrued at December 31, 2008 which was paid in 2009 and approximately $10.7 million of increased accrued interest primarily relating to Nortek’s 10% Senior Secured Notes due 2013.

Changes in certain working capital accounts, as noted above, between December 31, 2007 and December 31, 2008, differ from the changes reflected in the Company’s consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows provided by operating activities decreased approximately $52.0 million from approximately $106.3 million at December 31, 2007 to approximately $54.3 million for the year ended December 31, 2008.  This was primarily the net result of an increase in net loss of approximately $837.5 million, partially offset by a non-cash goodwill impairment charge of approximately $710.0 million recorded during 2008, a non-cash write-down of the long-lived assets of a foreign subsidiary of approximately $3.3 million, an increase in the deferred federal income tax provision of approximately $15.3 million, a decrease in working capital needs of approximately $42.4 million and a non-cash loss from debt retirement of approximately $9.9 million.  Net cash flows used in investing activities decreased by approximately $78.8 million from approximately $129.9 million for the year ended December 31, 2007 to approximately $51.1 million for the year ended December 31, 2008.  This decrease was primarily due to a decrease in payments for acquisitions of approximately $60.8 million, an increase of approximately $8.0 million in proceeds from the sale of property and equipment and a decrease in the level of capital expenditures of approximately $11.0 million.  Net cash flows provided by financing activities increased by approximately $106.0 million from approximately $19.6 million for the year ended December 31, 2007 to approximately $125.6 million for the year ended December 31, 2008.  This increase was primarily due to an increase in net borrowings of approximately $131.0 million and an equity investment by THL-Nortek Investors, LLC of approximately $4.2 million during the second quarter of 2008, partially offset by approximately $33.8 million of fees paid in connection with the May 2008 debt refinancing.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents increased approximately $128.8 million for the year ended December 31, 2008 and decreased approximately $4.0 million and $19.8 million for the years ended December 31, 2007 and 2006, respectively, principally as a result of the following:

	Condensed Consolidated Cash Flows (1)
	For the Years Ended December 31,
	2008	2007	2006
Operating Activities:	(Amounts in millions)
Cash flow from operations, net	$27.7	$122.1	$155.5
Change in accounts receivable, net	47.4	23.7	(19.6)
Change in inventories	5.6	(16.6)	(14.0)
Change in prepaids and other current assets	1.1	(2.0)	13.1
Change in accounts payable	(33.7)	(8.4)	(0.7)
Change in accrued expenses and taxes	1.7	(16.5)	18.5
Change in long-term deferred compensation	---	---	(54.0)
Investing Activities:
Capital expenditures	(25.4)	(36.4)	(42.3)
Net cash paid for businesses acquired	(32.7)	(93.5)	(106.2)
Proceeds from the sale of property and equipment	8.5	0.5	5.1
Change in restricted cash and investments	0.3	1.2	0.4
Financing Activities:
Change in borrowings, net	168.4	24.1	8.2
Net proceeds from the sale of Nortek's 10% Senior Secured
Notes due 2013	742.2	---	---
Redemption of Nortek's senior secured credit facility	(755.5)	---	---
Fees paid in connection with Nortek's new debt facilities	(33.8)	---	---
Equity investment by THL-Nortek Investors, LLC	4.2	---	---
Payment in connection with NTK Holdings' senior unsecured
loan facility rollover	---	(4.5)	---
Borrowings under NTK Holdings senior unsecured loan facility	---	---	200.8
Dividends	---	---	(174.9)
Other, net	2.8	2.3	(9.7)
	$128.8	$(4.0)	$(19.8)

(1)  Summarized from the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 (see the Consolidated Financial Statements included elsewhere herein).  Additionally, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The Company has a federal net operating loss carryforward of approximately $63.9 million, and has an alternative minimum tax credit carryforward of approximately $4.0 million at December 31, 2008.  In addition, the Company has approximately $59.9 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

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

The following table presents a reconciliation from net cash provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the three years ended December 31, 2008:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Net cash provided by operating activities	$54.3	$106.3	$94.0
Cash (provided) used by working capital and
other long-term asset and liability changes	(26.6)	15.8	61.5
Non-cash interest expense, net	(73.7)	(67.3)	(47.6)
Non-cash goodwill impairment charge	(710.0)	---	---
Non-cash write-down of a foreign subsidiary	(3.3)	---	---
Loss from debt retirement	(9.9)	---	---
Gain from curtailment of post-retirement medical benefits	---	---	35.9
Compensation reserve adjustment	---	---	3.5
Non-cash stock-based compensation	(0.1)	(0.3)	(0.3)
Gain (loss) on sale of property and equipment	2.7	(2.4)	(1.3)
Deferred federal income tax (provision) benefit	(9.3)	6.0	(26.8)
Provision for income taxes	25.1	10.6	46.1
Interest expense (4)	200.2	183.7	162.9
Investment income	(0.8)	(2.0)	(2.2)
EBITDA (1), (2), (3)	$(551.4)	$250.4	$325.7

(1)	EBITDA for the year ended December 31, 2008 includes the following other income and expense items:
•	a non-cash goodwill impairment charge of approximately $710.0 million,
•	a pre-tax loss from debt retirement of approximately $9.9 million, primarily as a result of writing off unamortized deferred debt expense related to Nortek’s senior secured credit facility,
•	a charge of approximately $6.4 million related to an estimated loss contingency on a lease guarantee,
•	approximately $5.0 million of severance charges incurred related to certain reduction in workforce initiatives implemented in all four segments,
•	approximately $4.9 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers in the HTP segment,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $4.5 million in the RVP segment,
•	an approximately $3.3 million non-cash write-down of a foreign subsidiary in the Commercial HVAC segment,
•	a gain of approximately $2.7 million from the sale of certain RVP segment manufacturing facilities,
•	a charge of approximately $2.7 million related to a reserve for amounts due from customers in the HTP segment,
•	approximately $2.2 million of estimated inefficient production costs and expenses associated with the relocation of certain manufacturing operations in the RVP segment,
•	a reduction in the social liability reserve related to one of the RVP segment’s foreign subsidiaries of approximately $2.0 million,
•	a charge of approximately $1.9 million related to the discontinuance of certain range hood products within the U.S. market in the RVP segment,
•	a lease termination fee of approximately $1.9 million related to the closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	a gain on the settlement of litigation in the Commercial HVAC segment resulting from a prior bad debt write-off of approximately $1.2 million,
•	net foreign exchange gains of approximately $0.8 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $0.7 million in net charges related to the closure of certain RVP segment facilities, and
•	an approximately $0.1 million charge related to the closure of certain HTP segment facilities.

(2)	EBITDA for the year ended December 31, 2007 includes the following other income and expense items:
•
a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain RVP segment suppliers in Italy and Poland of approximately $6.7 million,

•	a charge of approximately $3.7 million related to the planned closure of the Commercial HVAC segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	net foreign exchange losses of approximately $3.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $2.9 million in charges related to the closure of certain RVP segment facilities,
•	charges of approximately $2.7 million related to reserves for amounts due from customers in the RVP, HTP and Commercial HVAC segments,
•	legal and other professional fees and expenses incurred in connection with matters related to certain RVP segment subsidiaries based in Italy and Poland of approximately $2.1 million,
•	approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier in the HTP segment,
•	a loss on settlement of litigation in the RVP segment of approximately $1.9 million, and
•	a net reduction to warranty expense of approximately $0.2 million related to product safety upgrades in the RVP and HTP segments.

(3)	EBITDA for the year ended December 31, 2006 includes the following other income and expense items:
•
reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to the RVP segment’s kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements,

•	an increase in warranty expense of approximately $3.8 million related to product safety upgrades in the RVP and HTP segments,
•	approximately $3.5 million in charges related to the closure of certain RVP segment facilities,
•	approximately $2.5 million of costs incurred in connection with NTK Holdings’ initial public offering,
•	net foreign exchange gains of approximately $1.7 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	an approximately $1.6 million gain related to the favorable settlement of litigation in the Residential HVAC segment, and
•
a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million related to a reserve for amounts due from a customer in China related to a Chinese construction project in the Commercial HVAC segment.

(4)     Interest expense for the year ended December 31, 2008 includes cash interest of approximately $126.5 million and non-cash interest of approximately $73.7 million.  Interest expense for the year ended December 31, 2007 includes cash interest of approximately $116.4 million and non-cash interest of approximately $67.3 million.  Interest expense for the year ended December 31, 2006 includes cash interest of approximately $115.3 million (including approximately $3.9 million relating to the accelerated amortization of the Nortek Holdings, Inc. deferred compensation plan) and non-cash interest of approximately $47.6 million.

Inflation, Trends and General Considerations

From time to time, the Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.  The Company does not expect to consummate any acquisitions in 2009.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets.  The Company’s lower sales levels usually occur during the first and fourth quarters.  Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund the working capital of Nortek’s subsidiaries is greater from late in the first quarter until early in the fourth quarter.

The severe impact of the worldwide crisis in the credit and financial markets in the fourth quarter of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  Total industry housing starts in the United States declined 25% in 2007 over 2006 and further declined 33% in 2008, while residential improvement spending declined 4% in 2007 and further declined 10% in 2008.  In addition, industry central air conditioning and heat pump shipments declined 18% in 2006, 9% in 2007 and a further 9% in 2008.  These factors have had an adverse effect on the Company’s operating results for the year ended December 31, 2008 and are expected to continue throughout 2009.  In the first quarter of 2009, the Company expects net sales to be approximately 20% lower than the first quarter of 2008.

Although the Company had implemented certain cost reduction measures during the first nine months of 2008, beginning in the fourth quarter of 2008 and continuing throughout the first quarter of 2009, the Company began instituting certain additional cost reduction measures, by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce, across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels.  There can be no assurance that these cost reduction measures will be successful.

The Company is subject to the effects of changing prices and for the past several years, the impact of inflation has had a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  The Company continued to experience higher material costs primarily related to purchases of steel, copper and aluminum in 2008.  Additionally, during 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the same period of 2007.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

The Company experienced an increase in the level of product liability expense in 2007 over 2006, particularly in the RVP segment.  In 2008 product liability expense declined as compared to 2007.  The Company is unable to ascertain at this time whether this level of expense in 2008 will continue at this level, increase or decrease.

As of December 31, 2008, approximately 8.0% of the Company’s workforce was subject to various collective bargaining agreements.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2008, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At December 31, 2008, approximately 81.1% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at December 31, 2008, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $4.3 million.

See the table set forth in item D (Long-term Debt) below and Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B.   Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In 2008, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholder’s investment of approximately $25.7 million for the year ended December 31, 2008.  Additionally, the impact of changes in foreign currency exchange rates related to transactions resulted in an increase in foreign exchange gains recorded in selling, general and administrative expense, net of approximately $3.9 million for the year ended December 31, 2008 as compared to the same period of 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at December 31, 2008 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  At December 31, 2008, the Company’s net investment in foreign assets was approximately $127.7 million.  An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $11.6 million reduction in equity as a result of the impact on the cumulative translation adjustment.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2008, the Company did not have any significant outstanding foreign currency hedging contracts.

C.    Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, aluminum, plate mirror glass, various chemicals, paints, plastics, motors and compressors.  If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly.  The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering.

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At December 31, 2008, the Company did not have any material outstanding commodity forward contracts.

D.    Long-term Debt

The table that follows sets forth the Company’s long-term debt obligations (excluding approximately $10.6 million of debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.  Less than approximately 1% of the Company’s total long-term indebtedness is denominated in foreign currencies.  The weighted average interest rates for variable rate debt are based on December 31, 2008 interest rates.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2009	$8.0	$13.2	$21.2	6.2%	3.7%	4.6%
2010	128.3	0.9	129.2	10.7	3.8	10.6
2011	15.1	115.1	130.2	8.7	9.8	9.6
2012	2.2	0.4	2.6	7.1	2.6	6.3
2013	754.7	145.3	900.0	10.0	5.6	9.3
Thereafter	906.5	225.3	1,131.8	9.2	9.7	9.3
Total Long-term Debt at December 31, 2008 (1)	$1,814.8	$500.2	$2,315.0	9.6%	8.4%	9.3%
Fair Market Value of Long-term Debt at December 31, 2008	$777.2	$288.9	$1,066.1

(1)  Includes NTK Holdings’ senior unsecured loan facility with an initial principal amount of approximately $205.0 million.  Since the initial borrowing on May 10, 2006, NTK Holdings has elected the PIK option to increase the principal amount of its senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, NTK Holdings recorded approximately $57.0 million of accrued interest as additional indebtedness relating to its senior unsecured loan facility.  At December 31, 2008, the actual outstanding principal balance on NTK Holdings’ senior unsecured loan facility was approximately $262.0 million.  The amount recorded as of December 31, 2008, net of unamortized debt discount of approximately $3.5 million, is approximately $258.5 million.   NTK Holdings’ senior unsecured loan facility matures in 2014 and has an interest rate of approximately 9.8% at December 31, 2008.

Includes NTK Holdings’ 10 3/4% Senior Discount Notes due 2014 with an aggregate principal amount at maturity of approximately $403.0 million.  The carrying value of NTK Holdings’ 10 3/4% Senior Discount Notes was approximately $375.9 million at December 31, 2008, which is being accreted to the principal amount through September 2009.

Includes Nortek’s 10% Senior Secured Notes due 2014, Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and Nortek’s 9 7/8% Senior Subordinated Notes due 2011 with a total aggregate principal amount of approximately $742.9 million, $625.0 million and $10.0 million, respectively.

To determine the fair market value of long-term debt, the Company obtained the current trading price for NTK Holdings’ 10 3/4% Senior Discount Notes due 2014, NTK Holdings’ senior unsecured loan facility, Nortek’s 10% Senior Secured Notes due 2014 and Nortek’s 8 1/2% Senior Subordinated Notes due 2014 from an outside investment bank and applied the current trading price to the total aggregate principal amount at maturity of such notes.  For the remaining outstanding indebtedness of the Company, the Company assumed that the carrying value of such indebtedness equaled the fair value as it is not actively traded on an open market.

See Liquidity and Capital Resources and Note 5 the Notes to the Consolidated Financial Statements included elsewhere herein for further information surrounding the Company’s outstanding debt obligations.

Forward –Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements.  These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by NTK Holdings, in this document, as well as NTK Holdings’ periodic reports on Forms 10-Q and 8-K, filed with the SEC.

NTK HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2008

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation of NTK Holdings’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of NTK Holdings’ Chairman and Chief Executive Officer along with NTK Holdings’ Vice President and Chief Financial Officer and the members of NTK Holdings’ Disclosure and Controls Committee.  NTK Holdings’ Chairman and Chief Executive Officer along with NTK Holdings’ Vice President and Chief Financial Officer concluded that NTK Holdings’ disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K, are effective in ensuring that the information required to be disclosed by NTK Holdings in the reports it files or submits to the SEC, is (i) accumulated and communicated to NTK Holdings’ management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.  NTK Holdings’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for NTK Holdings.  NTK Holdings’ management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.  In making this assessment, NTK Holdings’ management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  NTK Holdings’ management has concluded that, as of December 31, 2008, its internal control over financial reporting is effective based on these criteria.  This report is considered “furnished” and not “filed” under the Exchange Act.  This annual report does not include an attestation report of NTK Holdings’ registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by NTK Holdings’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NTK Holdings to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There was no change in NTK Holdings’ internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(d) or 15d-15(d)) that occurred during NTK Holdings’ fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

NTK Holdings, Inc. is the sole stockholder of Nortek Holdings, Inc., which is the sole stockholder of Nortek, Inc.  NTK Holdings, Inc. is a wholly-owned subsidiary of Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. (“THL”) and members of NTK Holdings’ senior management.  Each member of the management committee of Investors LLC is also a director of NTK Holdings and Nortek.  For more information, see “Certain Relationships and Related Party Transactions – Securityholders Agreement”.

The following table sets forth the names of NTK Holdings’ directors, their positions, ages and the year each of them became a director of NTK Holdings and Nortek:

Name	Principal Occupation	Age	NTK Holdings Director Since	Nortek Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of NTK Holdings	64	2004	1976

Jeffrey C. Bloomberg	Director	61	2005	2005

Joseph M. Cianciolo	Director	70	2005	2003

Anthony J. DiNovi	Director	46	2005	2004

David V. Harkins	Director	68	2005	2004

David B. Hiley	Director	70	2005	2003

Kent R. Weldon	Director	41	2005	2004

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

Anthony J. DiNovi has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. DiNovi is a Co-President and Managing Director of THL.  Prior to joining THL in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc.  Mr. DiNovi currently serves as a director of Dunkin Brands, Inc., Michael Foods, Inc. and West Corp.

David V. Harkins has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. Harkins currently serves as Vice Chairman and Managing Director of THL.  Mr. Harkins is currently a director of National Dentex Corporation and Dunkin Brands, Inc.

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

Kent R. Weldon has been a member of the Board of Directors of NTK Holdings since February 2005 and of Nortek since August 27, 2004.  Mr. Weldon is a Managing Director of THL.  Mr. Weldon was employed by THL from 1991 until 1993 and has been employed by THL since 1995, when he rejoined the firm.  Prior to joining THL, Mr. Weldon worked in the corporate finance department of Morgan Stanley & Co. Incorporated.  Mr. Weldon currently serves as a director of Michael Foods, Inc. and CC Media Holdings, Inc.

Executive Officers of the Registrant

The following table sets forth the names of the executive officers of NTK Holdings, their positions, and ages:

Name	Age	Position

Richard L. Bready	64	Chairman, President and Chief Executive Officer

Almon C. Hall	62	Vice President and Chief Financial Officer

Kevin W. Donnelly	54	Vice President, General Counsel and Secretary

Edward J. Cooney	61	Vice President and Treasurer

Messrs. Bready, Hall, Cooney and Donnelly have served in the same or substantially similar executive positions with Nortek for at least the past five years and with NTK Holdings since February 10, 2005.

On June 13, 2005, NTK Holdings appointed Bryan L. Kelln to the newly created position of Vice President-Operations and subsequently on December 22, 2006, Mr. Kelln was promoted to the newly created position of Senior Vice President and Chief Operating Officer.  Prior to joining NTK Holdings, Mr. Kelln served as President of Jacuzzi, Inc. from July 2004 to May 2005; as Operating Executive of The Jordan Company from 2002 to 2004; as President and CEO of RockShox, Inc. from 2000 to 2002; and as Senior Vice President of General Cable Corporate.  Effective as of July 21, 2008, Mr. Kelln resigned from all of his positions with NTK Holdings and its subsidiaries, including Nortek, Inc.  See “Executive Compensation – Employment Contracts and Termination of Employment and Change of Control Arrangements – Agreement with Bryan L. Kelln”.

Executive officers are elected annually by NTK Holdings’ board of directors and serve until their successors are chosen and qualified.  NTK Holdings’ executive officers include only those officers of NTK Holdings who perform policy-making functions and have managerial responsibility, for major aspects of NTK Holdings’ overall operations.  A number of other individuals who serve as officers of Nortek’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed and a number of other individuals who serve as officers of NTK Holdings have discrete areas of responsibility within NTK Holdings.  However, none of these individuals perform policy-making functions or have managerial responsibility for major aspects on NTK Holdings’ overall operations.  Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of NTK Holdings.

There are no family relationships between any director, executive officer or other significant employee and any other director, executive officer or other significant employee.

Code of Ethics

NTK Holdings has adopted a code of ethics that applies to its President and Chief Executive Officer, Vice President and Chief Financial Officer, Vice President and Treasurer, Vice President and Controller and other persons performing similar functions as identified by the President and Chief Executive Officer.  NTK Holdings is filing a copy of its code of ethics as Exhibit 14 to this Form 10-K.

Audit Committee

NTK Holdings’ audit committee currently is comprised of Messrs. Cianciolo, Bloomberg and Hiley.  Although NTK Holdings is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, NTK Holdings’ board of directors has determined that Mr. Cianciolo and Mr. Bloomberg are considered “independent” directors within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.  In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 407(d)(5)(ii) of Regulation S-K adopted by the Securities and Exchange Commission.  The audit committee met 7 times in 2008.

The duties and responsibilities of the audit committee include, among other things:

•	overseeing management's maintenance of the reliability and integrity of NTK Holdings’ accounting policies and financial reporting and NTK Holdings’ disclosure practices;
•	overseeing management's establishment and maintenance of processes to assure that an adequate system of internal control is functioning;
•	overseeing management's establishment and maintenance of processes to assure NTK Holdings’ compliance with all applicable laws, regulations and corporate policy;
•	reviewing NTK Holdings’ annual and quarterly financial statements prior to their filing or prior to the release of earnings; and
•
appointing, compensating, terminating, retaining and overseeing the work of the independent registered public accounting firm and considering and approving any non-audit services proposed to be performed by the independent registered public accounting firm.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

NTK Holdings’ compensation committee is comprised of Messrs. Bready and DiNovi.  The duties and responsibilities of the compensation committee include, among other things:

•	reviewing key employee compensation policies, plans and programs, including those for the executive officers, other than Mr. Bready;
•	monitoring performance and compensation of NTK Holding’s employee-directors, officers and other key employees;
•	preparing recommendations and periodic reports to the board of directors concerning these matters; and
•	administering the incentive programs referred to in “Executive Compensation” below.

Compensation Committee Interlocks and Insider Participation

Mr. Bready and Mr. DiNovi are currently the members of NTK Holdings’ compensation committee.  The committee determines compensation of NTK Holdings’ executive officers other than Mr. Bready.  Mr. Bready’s compensation is determined by the full Board of Directors.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Introduction

The Compensation Committee of NTK Holdings’ Board of Directors has responsibility for developing, overseeing and implementing the overall compensation philosophy for NTK Holdings’ named executive officers, except for the Chief Executive Officer whose compensation is determined by the full board of directors.  Generally, (i) the Chief Executive Officer recommends for the approval of the Compensation Committee, the specific elements of compensation, the incentive compensation awards and salary adjustments that apply to the named executive officers (other than the Chief Executive Officer), and (ii) the full board of directors approves the specific elements of compensation, incentive compensation awards and salary adjustments for the Chief Executive Officer.  However, in connection with the THL Transaction, certain of the named executive officers, including the Chief Executive Officer and Chief Financial Officer, negotiated and executed employment contracts which govern certain elements of their compensation.  In this analysis, the term “named executive officer” refers to NTK Holdings’ Chief Executive Officer, Chief Financial Officer and the other executive officers included in the Summary Compensation Table further below.

Compensation Philosophy and Objectives

In general, NTK Holdings' executive compensation program is designed to attract, motivate, reward and retain high caliber executives to assist NTK Holdings in achieving its strategic and operating objectives, and to compensate them at a level that is commensurate with both corporate and individual performance achievements with the ultimate goal of increasing equityholder value.  The Compensation Committee attempts to design a compensation package that is (i) fair to both the executives and equityholders in relation to corporate performance and contributions to equityholder value, (ii) competitive in relation to companies of similar size and operations, and (iii) balanced appropriately between cash and equity-based compensation.  As part of this compensation package, the Compensation Committee includes incentive-based compensation designed to reward the executive for both short and long-term company success.  Short term performance is measured each fiscal year, and is typically rewarded through discretionary cash bonuses.  Long-term performance is targeted through equity awards which have been granted to the named executive officers in the form of Class C units in Investors LLC, which are discussed in detail below, to ensure that the named executive officer’s interests are aligned with the interests of the equityholders of NTK Holdings.

Overview of Compensation and Process

The Compensation Committee oversees the executive compensation program and makes the final approval of compensation elements and amounts based upon the recommendations of the Chief Executive Officer.  The Chief Executive Officer makes recommendations relating to compensation elements and levels of the named executive officers (excluding the Chief Executive Officer), in each case subject to the final approval of the Compensation Committee.  In making these recommendations, which are based in part on independent compensation consultants and third party data as described below, the Chief Executive Officer consults with NTK Holdings’ Treasurer working together with the Human Resources Department.  The Compensation Committee can exercise its discretion to increase or decrease any recommended payments, adjustments or awards to the named executive officers not otherwise earned under the terms of contractual arrangements described below.

NTK Holdings engaged a compensation consultant to review base salary and discretionary bonus levels in comparison with companies of similar size and industry.  NTK Holdings has participated in surveys; periodically sought the advice of consultants; received industry data generally available from companies of comparable size and industry; and with respect to long-term equity performance programs, NTK Holdings sought the advice of legal and accounting specialists in order to establish the Class C unit vesting program entered into in connection with the THL Transaction.  Such third party information is available to the Compensation Committee.

NTK Holdings does not have a formal policy relating to the allocation of compensation between cash and non-cash elements, such as equity awards.  In the recent past, NTK Holdings has utilized both cash and non-cash awards for variable compensation programs.  When making incentive compensation awards, NTK Holdings determines the appropriate form of award depending on the circumstances.  NTK Holdings maintains a long-term equity compensation plan pursuant to which the named executive officers received grants of Class C units in Investors LLC in connection with the THL Transaction (except for Mr. Kelln who was granted his Class C units upon his date of hire which was subsequent to the THL Transaction).  The vesting criteria for the Class C units are described in detail below.

While NTK Holdings similarly has no written policy relating to the allocation of compensation between short term and long-term performance standards, it attempts to achieve a mix between the two.  Short term exceptional performance is rewarded in cash through the annual discretionary cash bonuses.  Long-term incentive objectives are met through the equity grants made in the form of Class C units in Investors LLC to the named executive officers in connection with the THL Transaction (except for Mr. Kelln who was granted his Class C-units upon his date of hire which was subsequent to the THL Transaction).  Such equity grants in the recent past have not been made as part of a regular or annual program.  Rather, the Compensation Committee takes a longer term approach to its equity grants and accordingly made equity based awards in the form of Class C units of Investors LLC one time in connection with the THL Transaction (or at the date of hire for named executive officers who are hired subsequent to the THL Transaction).  In connection with the THL Transaction certain of the named executive officers, including the Chief Executive Officer and Chief Financial Officer, negotiated and executed employment contracts which govern the number of Class C units that they were entitled to receive.

Elements of Compensation

There were four primary components of the compensation package of the named executive officers for 2008.  Those components are base salary; discretionary cash bonuses; equity based awards; and retirement benefits.  In addition, each named executive officer receives health and life insurance benefits.  Also, NTK Holdings provides perquisites, some of which are discretionary and others are provided pursuant to the terms of employment agreements between NTK Holdings and certain named executive officers entered into in connection with the THL Transaction.  The purpose of such perquisites is to motivate employees; to create goodwill; and to reward employees for achievements that may not be measurable financial objectives.  These perquisites are reflected in the “All Other Compensation” column in the Summary Compensation table below and the related footnotes.

Base Salary

NTK Holdings provides named executive officers, like its other employees, a base salary in order to compensate them for the services which they provide to NTK Holdings over the course of the year.  NTK Holdings attempts to meet competitive salary norms for a company of its size and to reward performance and increased levels of responsibility through annual salary increases.  Salaries of executives upon the executive's hiring or promotion are determined by reference to the market data provided by the compensation surveys, search consultants and industry data generally available from companies of comparable size and industry discussed above.  Salaries are typically evaluated annually and adjusted from their base level from year to year based upon the executive's performance, level of responsibilities and other factors relating to individual performance.  Additionally, competitive benchmark data is consulted periodically.  Like the other elements of compensation, these adjustments are recommended to the Compensation Committee by the Chief Executive Officer after consultation with NTK Holdings’ Treasurer.  Adjustments to the salary of the Chief Executive Officer, if any, are determined by NTK Holdings’ full board of directors.

Mr. Bready

Pursuant to the terms of his employment agreement entered into with NTK Holdings in connection with the THL Transaction, Mr. Bready’s base salary shall not be less than $3,500,000 or such greater amount as determined from time to time at the discretion of NTK Holdings’ full board of directors.  Mr. Bready’s base salary for 2008 was $3,500,000 and it will remain unchanged for 2009.

Mr. Hall and Mr. Donnelly

Pursuant to the terms of their respective employment agreements entered into with NTK Holdings in connection with the THL Transaction, Mr. Hall’s and Mr. Donnelly’s base salary shall not be less that $430,000 and $280,000, respectively, subject to adjustments as determined by the Chief Executive Officer each year.  In 2008 the base salaries for Mr. Hall and Mr. Donnelly were: $500,000 and $375,000, respectively.  For 2009, Mr. Hall’s and Mr. Donnelly’s annual base salaries remain unchanged at $500,000 and $375,000, respectively.

Mr. Cooney

Mr. Cooney’s base salary for 2008 was $300,000.  For 2009, Mr. Cooney’s base salary remains unchanged at $300,000.

Mr. Kelln
Effective as of July 21, 2008, Mr. Kelln resigned from all of his positions with NTK Holdings and its subsidiaries, including Nortek, Inc.  Mr. Kelln’s annual base salary, as of his resignation, was $520,000.

Discretionary Cash Bonuses

At year end, the Chief Executive Officer assesses the individual performance of each named executive officer together with NTK Holdings’ operating and financial performance achievements as compared to an established financial plan for NTK Holdings.  Then, if the Chief Executive Officer so determines, he makes a recommendation to the Compensation Committee for a discretionary cash bonus award for each named executive officer other than himself.  The Chief Executive Officer’s recommendation and the Compensation Committee’s ultimate awards of discretionary cash bonuses are designed to reward corporate success and individual achievement with the emphasis on overall Company performance.  The Chief Executive Officer and the Compensation Committee consider EBITDA as a principal measure of NTK Holdings’ achievements, among others, and therefore, it is utilized as an important performance metric in establishing the discretionary cash bonuses.

Mr. Bready

Pursuant to the terms of his employment agreement entered into with NTK Holdings in connection with the THL Transaction, Mr. Bready is not entitled to earn any incentive or bonus compensation during the employment term which expires on December 31, 2009.  The board of directors of NTK Holdings, however, may elect to award incentive compensation or cash bonuses to Mr. Bready, from time to time.  Mr. Bready did not receive any incentive compensation or discretionary cash bonuses in 2006, 2007 or 2008.

Messrs. Hall, Donnelly, Cooney and Kelln

Messrs. Hall, Donnelly, and Cooney’s discretionary cash bonus for 2008, as recommended by the Chief Executive Officer and approved by the Compensation Committee, was $150,000, respectively.

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

Equity-based Award Plans

The Compensation Committee considers the Class C units, which represent ownership interests of Investors LLC, to be similar to traditional equity-based awards and, consequently an important tool in rewarding and incentivising executive performance which will have a long-term impact on equityholder value.  The majority of the Class C unit grants were made to the named executive officers in connection with the THL Transaction.  However, the Compensation Committee, from time to time, considers the discretionary award of additional Class C units.  For example, Mr. Kelln, who joined NTK Holdings subsequent to the THL Transaction, was granted Class C units upon his date of hire.  NTK Holdings does not make equity awards every year.  Besides the award of Class C units of Investors LLC under the LLC Agreement discussed in detail below, NTK Holdings has no other long-term or equity incentive plans.  For more information on the ownership structure of Investors LLC and the vesting of the Class C units see “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Party Transactions – Limited Liability Company Agreement of Investors LLC”.

The named executive officers own the following number of Class C units (includes C-1 and C-2 units):

Mr. Bready	23,586.66
Mr. Hall	4,246.02
Mr. Donnelly	2,830.68
Mr. Cooney	2,123.01
Mr. Kelln	1,500.00

The value of the Class C units is discussed in more detail below.

Retirement-related Benefits

401(k) plan:  The 401(k) plan is a tax-qualified retirement savings plan pursuant to which all of NTK Holdings' employees, including the named executive officers, are able to contribute the lesser of 16% of their annual salary or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis.  In the past, NTK Holdings has matched 50% of the participants’ contributions up to 6% (for a maximum possible match of 3%).  However, beginning on January 1, 2009, NTK Holdings eliminated the discretionary match.  In addition to the discretionary matching contribution, all participants are eligible for a discretionary profit sharing employer contribution.

For 2008, Messrs. Bready, Hall, Donnelly, Cooney and Kelln each received an employer matching contribution of $6,900 and there were no profit sharing employer contributions for 2008.

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

Termination Compensation

In order to attract, motivate, and retain executives, NTK Holdings believes that certain severance arrangements for the named executive officers are appropriate and necessary.  For Messrs. Bready, Hall and Donnelly their termination compensation has been determined pursuant to the terms of their employment agreements and in the case of Mr. Cooney, the Second Amended and Restated Change in Control Severance Benefit Plan, entered into with NTK Holdings in connection with the THL Transaction.  NTK Holdings believes that termination benefits and change of control payments are helpful to provide certainty to the named executive officers with respect to their positions with NTK Holdings and to ensure that the named executive officers consider corporate transactions which are in the best interest of the equity-holders of NTK Holdings without concern over whether the transactions may jeopardize the executive’s own employment.  Also, these benefits help to ensure that NTK Holdings will have the continued dedication and full attention of those key employees.

For more information on termination compensation payments for the named executive officers, see the disclosure under “Potential Payments upon Termination or Change-in-Control”.

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company for 2008 of those persons who were, at December 31, 2008, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of NTK Holdings (who together constitute all of NTK Holdings’ executive officers at December 31, 2008), which NTK Holdings refers elsewhere in this Form 10-K as its named executive officers.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)		(1) Stock Awards (e)		Option Awards (f)		Non-Equity Incentive Plan Compensation (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (6) (h)	(2) (3) All Other Compensation (i)	Total Compensation (j)

Richard L. Bready (4) Chairman, President and Chief Executive Officer	2008 2007 2006	$3,500,000 3,500,000 3,500,000	$	--- --- ---	$	--- 75,843 115,994	$	--- --- ---	$	--- --- ---	$163,000 66,000 18,000	$376,336 363,890 458,233	$4,039,336 4,005,733 4,092,227

Almon C. Hall (4) Vice President and Chief Financial Officer	2008 2007 2006	$500,000 472,500 450,000		$150,000 500,000 725,000	$	--- 13,652 20,881		--- --- ---		--- --- ---	$22,000 50,000 (1,000)	$58,677 64,462 67,487	$730,677 1,100,614 1,262,368

Kevin W. Donnelly (4) Vice President, General Counsel and Secretary	2008 2007 2006	$375,000 315,000 300,000		$150,000 300,000 400,000	$	--- 9,102 13,921		--- --- ---		--- --- ---	$3,000 8,000 (3,000)	$43,419 129,749 50,612	$571,419 761,851 761,533

Edward J. Cooney Vice President and Treasurer	2008 2007 2006	$300,000 283,500 270,000		$150,000 250,000 300,000	$	--- 6,826 10,440		--- --- ---		--- --- ---	--- --- ---	$32,052 40,471 39,560	$482,052 580,797 620,000

Bryan L. Kelln (5) Senior Vice President and Chief Operating Officer	2008 2007 2006	$346,667 420,000 400,000	$	--- 350,000 450,000		$11,066 22,132 22,130		--- --- ---		--- --- ---	--- --- ---	$19,631 42,308 63,409	$377,364 834,440 935,539

(1)  There were no stock or equity awards made to any of the named executive officers in 2006, 2007 or 2008.  This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006, 2007 and 2008 fiscal years for the fair value of the Class C units granted in prior fiscal years in accordance with SFAS No. 123R.  For additional information, see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)  For Mr. Bready, includes: $303,383 for 2008, $274,485 for 2007 and $249,531 for 2006 related to personal use of NTK Holdings’ fractional ownership of aircrafts; an amount for 2008, 2007 and 2006 related to excess group term life insurance, personal use of automobiles provided by NTK Holdings, tax preparation services, reimbursement by NTK Holdings for health related costs paid by the executive, and country club dues for personal use; and for 2006, $133,501 related to an executive service award (which includes a gross-up for federal and state income tax purposes) based upon thirty (30) years of service with NTK Holdings.

For Mr. Hall, includes an amount for 2008, 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by NTK Holdings, tax preparation services, reimbursement by NTK Holdings for health related costs paid by the executive, and country club dues for personal use.

For Mr. Donnelly, includes an amount for 2008, 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by NTK Holdings, reimbursement by NTK Holdings for health related costs paid by the executive ($27,393 for 2007), and country club dues and assessments for personal use ($65,153 for 2007).

For Mr. Cooney, includes an amount for 2008, 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by NTK Holdings, and tax preparation services.

For Mr. Kelln, includes: an amount for 2008, 2007 and 2006 related to excess group term life insurance, personal use of an automobile provided by NTK Holdings, and tax preparation services; an amount for 2007 related to receipt of NTK Holdings’ products for personal use; and an amount for 2006 related to reimbursement for certain relocation expenses.

(3)  For 2008, includes $6,900 in matching contributions by NTK Holdings for Messrs. Bready, Hall, Donnelly, Cooney and Kelln under NTK Holdings’ 401(k) Savings Plan, which is a defined contribution retirement plan.  There was no profit sharing contribution by NTK Holdings for 2008.

For 2007, includes $6,750 in matching contributions and $11,250 in profit sharing contributions by NTK Holdings for Messrs. Bready, Hall, Donnelly, Cooney and Kelln under NTK Holdings’ 401(k) Savings Plan, which is a defined contribution retirement plan.

For 2006, includes $6,600 in matching contributions and $11,000 in profit sharing contributions by NTK Holdings for Messrs. Bready, Hall, Donnelly and Cooney under NTK Holdings’ 401(k) Savings Plan, which is a defined contribution retirement plan and includes $6,000 in matching contributions and $11,000 in profit sharing contributions by NTK Holdings for Mr. Kelln under NTK Holdings’ 401(k) Savings Plan, which is a defined contribution retirement plan.
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

(5)  On December 22, 2006, NTK Holdings appointed Mr. Kelln to the newly created position of Senior Vice President and Chief Operating Officer.  Mr. Kelln was previously Vice President – Operations for the Company.  Effective as of July 21, 2008, Mr. Kelln resigned from all of his positions with NTK Holdings and its subsidiaries, including Nortek.

(6)  For 2008, the gross change in the estimated lump sum value of Mr. Bready’s benefit of $163,000 is the net result of an increase of $142,000 due to passage of time and a decrease of $21,000 due to an increase in the IRS qualified plan benefit limit.  The gross change in the estimated lump sum value of Mr. Hall’s benefit of $22,000 is due to passage of time.  The gross change in the estimated lump sum value of Mr. Donnelly’s benefit of $3,000 is due to passage of time.

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

Grants of Plan-Based Awards Table

There were no grants of plan-based awards in 2008.

Outstanding Equity Awards at December 31, 2008 Table

Nortek is a wholly-owned direct subsidiary of Nortek Holdings and Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings.  NTK Holdings is a wholly-owned direct subsidiary of Investors LLC.  The outstanding Class B units, Class C units and Class D units of Investors LLC, which are entitled to further distributions under the Limited Liability Company Agreement of Investors LLC, consist of 473,595.10 voting Class B units, 64,013.64 non-voting Class C units and 4,228.00 non-voting Class D units.  The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units.  The relative rights and preferences of the Class B units, Class C units and Class D units are described in “Certain Relationships and Related Party Transactions – Limited Liability Company Agreement of Investors LLC”.

The following table provides further information regarding NTK Holdings’ named executive officers’ unvested Class C units as of December 31, 2008.  The estimated value as of December 31, 2008 of the Class C-1 and C-2 units below is equal to $24.42 per unit and $0.73 per unit, respectively.

	Stock Awards
Name	Number of C-1 Units (time-vesting) that Have Not Vested (#)	Market Value of C-1 Units (time-vesting) that Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of C-2 Units (performance-vesting) that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of C-2 Units (performance-vesting) that Have Not Vested ($) (1)

Richard L. Bready	---	$	---	15,724.44	$11,479

Almon C. Hall	---		---	2,830.68	2,066

Kevin W. Donnelly	---		---	1,887.12	1,378

Edward J. Cooney	---		---	1,415.34	1,033

(1)  Since the Class C-1 and C-2 units are not publicly traded, their closing market price as of December 31, 2008 is not available.  As a result, NTK Holdings engaged a third party advisor to assist it in determining the value of the Class C-1 and C-2 units as of December 31, 2008.  This advisor prepared the estimated valuation using the probability weighted expected return method included in certain guidelines published by the American Institute of Certified Public Accountants as the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Incentive Units Issued as Compensation, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final estimated valuations.

Units Vested in the Year Ended December 31, 2008

The following table provides further information regarding Class C units held by NTK Holdings’ named executive officers that vested during 2008:

	Class C Unit Awards
Name	Number of Vested C-1 Units (#)	Estimated Value Realized on Vesting ($) (2)

Bryan L. Kelln	250.00	$6,105

(2)  See sub-note (1) above for a description of the valuation surrounding the Class C-1 unit awards.

Pension Benefits for the Year Ended December 31, 2008

The following table illustrates the benefit information for NTK Holdings’ only pension plan, the Nortek, Inc. Retirement Plan:

	Years of	Annual	Estimated	Payments
	Credited	Accrued	Present Value of	During Last
Name	Service	Benefit	Accrued Benefit	Fiscal Year

Richard L. Bready	21	$182,141	$1,770,000	---
Almon C. Hall	19	60,303	509,000	---
Kevin W. Donnelly	8	17,342	88,000	---

Annual benefit accruals under the Nortek, Inc. Retirement Plan ceased effective December 31, 1995.  All plan participants, including those identified above, became 100% vested on that date.  Retirement benefits were calculated using final average earnings and credited service according to the plan’s benefit formula as of the benefit freeze date.

The estimated present value of each participant’s accrued benefit was determined as of December 31, 2008 based on a discount rate of 6.25% and mortality according to the RP-2000 Mortality Table (sex distinct).  These assumptions are consistent with those used for fiscal 2008 disclosure results.  The Nortek, Inc. Retirement Plan does not offer a lump sum payment option for any of the participants identified above.

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

Potential Payments upon Termination or Change-in-Control

The information below sets forth the potential termination or change in control payments required to be paid to certain of NTK Holdings’ named executive officers pursuant to existing contracts.

Mr. Bready
Based upon a hypothetical termination date of December 31, 2008, the severance benefits payable to Mr. Bready based upon the terms of his employment contract entered into in connection with the THL Transaction, would be, for a period of two (2) years, as follows: annual base salary of $1,750,000; approximately $3,062 (based upon actual 2008 costs) equal to the annual cost of continued coverage under the same disability, accident and life insurance plans of NTK Holdings, approximately $100,000 annually for the cost of office space and administrative support similar to what is currently provided by NTK Holdings, approximately $11,583 (based upon actual 2008 costs) equal to the annual cost for continued medical coverage, and approximately $369,436 (based upon actual 2008 costs) equal to the annual cost to continue other specified benefits and perquisites, including personal use of an aircraft and automobiles.  Anytime after the hypothetical termination on December 31, 2008, Mr. Bready may request, and NTK Holdings shall pay to Mr. Bready, a lump sum cash payment (up to $1,000,000 prior to any gross-up described below) in lieu of lifetime medical coverage in an amount established by NTK Holdings’ board of directors, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Messrs. Hall and Donnelly
Based upon a hypothetical termination date of December 31, 2008, the severance benefits for Messrs. Hall and Donnelly pursuant to their respective employment contracts entered into in connection with the THL transaction would be, for a period of two (2) years, as follows: annual base salary of $500,000 for Mr. Hall and $375,000 for Mr. Donnelly; annual incentive bonus of $725,000 for Mr. Hall and $450,000 for Mr. Donnelly; approximately $3,062 (based upon actual 2008 costs) for Mr. Hall and $3,040 (based upon actual 2008 costs) for Mr. Donnelly equal to the annual cost of continued coverage under the same or equivalent disability, accident and life insurance plans of NTK Holdings.  In addition, Mr. Hall and Mr. Donnelly are entitled to lifetime medical coverage for themselves and their respective spouses and dependants, and reimbursement for their medical related expenses.  Based upon the actual 2008 costs, the medical coverage and related reimbursement have an approximate annual cost of $11,583, each plus approximately $10,472 for Mr. Hall and $10,551 for Mr. Donnelly for reimbursement of health related expenses.  At anytime after the hypothetical termination on December 31, 2008, or in the event of a hypothetical change of control on December 31, 2008 (regardless of a subsequent termination), Messrs. Hall and Donnelly may request, and NTK Holdings shall pay to Messrs. Hall and Donnelly, a lump sum cash payment (up to $1,000,000 prior to any gross-up described below) in lieu of lifetime medical coverage in an amount established by NTK Holdings’ board of directors, but in any event not less than $650,000 each, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Mr. Cooney
Based upon a hypothetical change in control occurring on December 31, 2008 and a subsequent termination within twenty-four (24) months of the change of control, the severance benefits for Mr. Cooney pursuant to the Second Amended and Restated Change in Control Severance Benefit Plan would be, for a period of two (2) years: annual base salary of $300,000; annual incentive bonus of $300,000; and approximately $14,293 (based upon the actual 2008 costs) equal to the annual cost of continued medical, disability, accident and life insurance plans of NTK Holdings.

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

The amended and restated employment agreement provides that the basic annual salary for Mr. Bready during the employment term will be not less than $3,500,000, subject to increase at the board of directors’ discretion.  Mr. Bready will not be eligible for any cash performance bonus awards for any period subsequent to the closing date of the THL Transaction, unless the board in its sole discretion determines otherwise.  In addition, Mr. Bready is entitled to receive all other benefits, including medical and dental plan participation, generally available to executive personnel.  Mr. Bready also is entitled to two automobiles and reimbursement of associated costs and the use, or reimbursement of the cost, of private aircraft transportation for business travel and up to 50 hours per year of personal travel.  Under the amended and restated employment agreement, Mr. Bready received one-third of the 70,767.07 Class C-1 units and Class C-2 units initially authorized by the Investors LLC.  For more information on the allocation of units initially authorized by Investors LLC, please see “Certain Relationships and Related Party Transactions – Limited Liability Company Agreement of Investors LLC”.

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

Under the amended and restated employment agreement, (i) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings without cause, or as a result of non-renewal by Mr. Bready for good reason or as a result of disability, he will be prohibited from competing with Nortek and Nortek Holdings for one year and (ii) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings with cause or as a result of resignation without good reason, he will be prohibited from competing with Nortek and Nortek Holdings for one year.

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

Under each amended and restated employment agreement, (i) if the employment of the employee is terminated by Nortek and Nortek Holdings without cause, by the employee for good reason or as a result of disability, the employee will be prohibited from competing with Nortek and Nortek Holdings for two years from the date of termination and (ii) if the employment of the employee is terminated by Nortek and Nortek Holdings with cause or by the employee as a result of resignation without good reason, the employee will be prohibited from competing with Nortek and Nortek Holdings for one year.

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

Employment Agreement of Bryan L. Kelln

On May 23, 2005, Nortek entered into an employment agreement with Mr. Bryan L. Kelln.  Under the terms of the agreement, Mr. Kelln served as Vice President-Operations of Nortek prior to his promotion to Senior Vice President and Chief Operating Officer.  Effective as of July 21, 2008, Mr. Kelln resigned from all of his positions with NTK Holdings, Inc. and its subsidiaries, including Nortek, Inc.  The agreement provided that the initial basic annual salary for Mr. Kelln would be $400,000 per year, which was $520,000 per year for 2008, subject to annual review for increases.  He was also eligible for an incentive bonus with a target level of one hundred percent of his base salary.  In addition, Mr. Kelln was entitled to receive other benefits generally available to executive personnel, including reimbursement of relocation costs, medical and dental plan participation, disability insurance, and a company car.  Mr. Kelln also received 1,500 Class C-1 units which have vested and 3,000 Class C-2 units, which were unvested at the time of his resignation, and as such, were canceled and forfeited.  For more information on the allocation of units by Investors LLC, please see “Relationships and Transactions with Related Parties-Limited Liability Company Agreement of Investors LLC”.

Second Amended and Restated Change in Control Severance Benefit Plan

Nortek has a retention plan for certain of its key employees which provides that, in consideration of each covered individual agreeing not to voluntarily terminate his employment, if there is an attempted change of control, as that term is defined in the plan of Nortek, and, if, within the 24 month period following the change of control, the employment of the individual is terminated by Nortek for any reason or by the individual by reason of a material adverse change in the terms of employment as provided in the plan, the individual will be entitled at the time of termination to severance pay for a period of 24 months following termination at an annual rate equal to his base annual salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three preceding calendar years, and to continued medical, life insurance and other benefits for the 24 month period.  Edward J. Cooney, Nortek’s Vice President and Treasurer is currently the only named executive officer among the participants under the plan.

Compensation of Directors

For their services as directors, NTK Holdings’ directors who are not officers, employees or consultants of NTK Holdings or its subsidiaries, or of THL, receive directors’ fees from NTK Holdings.  The fees payable to those directors are a $50,000 annual retainer, payable quarterly in advance, a $1,500 per meeting fee ($1,000 if director participates by telephone) and a $1,000 per committee meeting fee ($750 if director participates by telephone).

The following table provides a summary of compensation paid for the year ended December 31, 2008 to NTK Holdings’ Board of Directors.  The table shows amounts earned by such persons for services rendered to NTK Holdings in all capacities in which they served:

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Jeffrey C. Bloomberg	$62,500	---	---	---	---	$	---	$62,500

Joseph M. Cianciolo	63,500	---	---	---	---		---	63,500

Anthony J. DiNovi	---	---	---	---	---		---	---

David V. Harkins	---	---	---	---	---		---	---

David B. Hiley (1)	61,750	---	---	---	---		7,542	69,292

Kent R. Weldon	---	---	---	---	---		---	---

(1)	In 2008 for Mr. Hiley, includes amounts related to personal use of company car.

Report of the Compensation Committee for Fiscal Year 2008

The Compensation Committee of the Board of Directors of NTK Holdings oversees NTK Holdings’ compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion & Analysis set forth in this annual report on Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in NTK Holdings’ annual report on Form 10-K for the fiscal year ended December 31, 2008, which will be filed with the Securities and Exchange Commission.

Compensation Committee
Richard L. Bready
Anthony J. DiNovi

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Nortek is a wholly-owned direct subsidiary of Nortek Holdings.  Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings, Inc.  NTK Holdings, Inc. is a wholly-owned direct subsidiary of Investors LLC.  The following table sets forth information regarding the beneficial ownership, as of March 31, 2009, of outstanding membership interests or units, of Investors LLC by: (i) each person or group known to NTK Holdings to own more than five percent of the Class B units of Investors LLC, (ii) each member of the management committee of Investors LLC (the composition of which is identical to the board of directors of NTK Holdings and the board of directors of Nortek Holdings) and each of NTK Holdings’ named executive officers and (iii) all members of the Investors LLC management committee and NTK Holdings’ executive officers as a group.

The outstanding membership interests of Investors LLC, which are entitled to further distribution under the Limited Liability Company Agreement of Investors LLC, consist of 473,595.10 voting Class B units, 64,013.64 non-voting Class C units and 4,228.00 non-voting Class D units.  The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units.  The relative rights and preferences of the Class A units, Class B units, Class C units and Class D units are described in “Certain Relationships and Related Party Transactions - Limited Liability Company Agreement of Investors LLC”.  A Securityholders Agreement governs the exercise of voting rights with respect to the Class B units of Investors LLC as described in “Certain Relationships and Related Party Transactions - Securityholders Agreement”.  Unless otherwise noted, to NTK Holdings’ knowledge, each of the persons listed below has sole voting and investment power as to the units shown.  Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

			Number of	Percentage	Number of	Percentage
	Number of	Percentage of	Class C	of Class C	Class D	of Class D
Name and Address	Class B Units	Class B Units	Units (1)	Units (2)	Units	Units

Principal Security Holders:
Thomas H. Lee Partners L.P. and affiliates (3)	360,800.02	76.18%	---	---	3,282.98	77.65%
Management Committee Members and Named Executive Officers
Jeffrey C. Bloomberg ^	538.58	*	---	---	4.90	*
Richard L. Bready ^ +	78,150.21	16.50%	23,586.66	36.85%	711.10	16.82%
Joseph M. Cianciolo ^	359.05	*	530.75	*	3.27	*
Edward J. Cooney +	1,527.84	*	2,123.01	3.32%	13.90	*
Anthony J. DiNovi (3) ^	---	---	---	---	---	---
Kevin W. Donnelly +	3,697.42	*	2,830.68	4.42%	33.64	*
Almon C. Hall +	6,031.21	1.27%	4,246.02	6.63%	54.88	1.30%
David V. Harkins (3) ^	---	---	---	---	---	---
David B. Hiley ^	988.01	*	1,061.51	1.66%	8.99	*
Bryan L. Kelln (4) +	---	---	1,500.00	2.34%	---	---
Kent R. Weldon (3) ^	---	---	---	---	---	---
All management committee members and executive officers as a group (11 persons)	91,292.32	19.28%	35,878.63	56.05%	830.68	19.65%

*     Less than 1%

^     Director

+    Named executive officer

(1)  Includes the total amount of Class C-1 units that will be vested within sixty (60) days after March 31, 2009 for each of the named individuals for the following amounts: Mr. Bready, 7,862.22; Mr. Cianciolo, 176.92; Mr. Cooney, 707.67; Mr. Donnelly, 943.56; Mr. Hall, 1,415.34; Mr. Hiley, 353.84; and Mr. Kelln 1,500.00.  These individuals have no unvested Class C-1 units.  Includes Class C-2 units that have not vested for each of the named individuals for the following amounts: Mr. Bready, 15,724.44; Mr. Cianciolo, 353.83; Mr. Cooney, 1,415.34; Mr. Donnelly, 1,887.12; Mr. Hall, 2,830.68; and Mr. Hiley, 707.67.  These individuals have no vested Class C-2 units.  See “Certain Relationships and Related Party Transactions - Limited Liability Company Agreement of the Investors LLC”.

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

(4)   Effective July 21, 2008, Mr. Kelln resigned from all of his positions with NTK Holdings and its subsidiaries, including Nortek.

Equity Compensation Plan Information

NTK Holdings currently does not have any equity compensation plans other than the Class C units which have been or may be granted under the LLC Agreement described below.

Item 13.  Certain Relationships and Related Party Transactions.

Limited Liability Company Agreement of Investors LLC

Upon the consummation of the THL Transaction, the holders of units in Investors LLC entered into a limited liability company agreement.  In February 2005 the limited liability company agreement was amended to reflect the formation of NTK Holdings.  The limited liability company agreement of Investors LLC authorizes Investors LLC to issue four classes of limited liability company interests designated as Class A units, Class B units, Class C units and Class D units.

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

All remaining distributions of property by Investors LLC are made first to the holders of Class D units proportionately based on the capital contribution with respect to such Class D units until such capital contribution has been returned, thereafter to the holders of Class D units until each such holder has received a return of 10% on such holder’s capital contribution with respect to such Class D units, thereafter to the holders of Class C units until such holders receive any amounts from any prior distribution that they would have received in such prior distribution with respect to Class C units that have vested since the time of such prior distribution had such Class C units been vested at the time of such prior distribution; and thereafter to the holders of Class B units and Class C units (to the extent the Class C units are vested at the time of such distribution, as discussed below) proportionately based on the number of Class B units and vested Class C units held by such holders.

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

Transaction Fee; Management Agreement with Affiliate of THL

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of THL, pursuant to which THL Managers V, LLC has provided certain financial and strategic advisory and consultancy services.  In February 2005, the management agreement was amended to reflect the formation of NTK Holdings.  The agreement provides for the payment by Nortek to THL Managers V, LLC or a designee thereof an annual management fee equal to the greater of:

•	$2,000,000 per annum, or

•	an amount equal to 0.75% of Nortek’s consolidated earnings before interest, taxes, depreciation and amortization, before deduction for such fee,

as well as the costs and expenses incurred by THL Managers V, LLC and its affiliates in connection with the provision of future services under the management agreement.  Nortek expensed approximately $2,000,000 for the year ended December 31, 2008 related to this management agreement in the consolidated statement of operations included elsewhere herein.

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

Director Independence

As a result of the 2003 Recapitalization which was completed on January 9, 2003, neither NTK Holdings', Nortek Holdings', nor Nortek's securities are listed with a national exchange, and thus NTK Holdings is not required to have any independent directors on its board.  While NTK Holdings is not subject to the New York Stock Exchange listing standards, NTK Holdings' board of directors has determined that Mr. Cianciolo and Mr. Bloomberg are considered "independent" directors within the meaning of the rules of the New York Stock Exchange for listed companies.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

NTK Holdings was billed by its principal accountant $4,650,000 and $4,451,000 for audit services for the years ended 2008 and 2007, respectively.  Audit fees for the years ended 2008 and 2007 include fees for the audit of NTK Holdings’ annual consolidated financial statements, review of the financial statements included in NTK Holdings’ quarterly reports on Form 10-Q filed during 2008 and 2007, professional services rendered in connection with NTK Holdings’ statutory audits and fees for professional services rendered in connection with NTK Holdings’ and Nortek’s debt offerings.  Audit fees for the years ended 2008 and 2007 also include fees of $600,000 and $731,380, respectively which represent the final fees billed for the 2007 and 2006 audits, respectively.

Audit-Related Fees

NTK Holdings was billed $400,000 and $365,000 for non-audit services that are reasonably related to the performance of the audit or review of NTK Holdings’ financial statements from NTK Holdings’ principal accountant during the years ended 2008 and 2007, respectively.  Audit-related fees billed during 2008 and 2007 include fees for the audits of NTK Holdings’ employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to NTK Holdings’ Sarbanes-Oxley Act Section 404 project.  Audit-related fees billed during 2008 and 2007 include final fees of $25,000 and $175,000, respectively, relating to 2007 and 2006, respectively.

Tax Fees

NTK Holdings was billed $302,000 and $354,200 for professional services rendered by NTK Holdings’ principal accountant for tax compliance, tax advice and tax planning during the years ended 2008 and 2007, respectively.

All Other Fees

There were no other fees billed by NTK Holdings’ principal accountant in 2008 or 2007.

Audit Committee Pre-Approval Policy

Before NTK Holdings' principal accountant is engaged to perform any audit services or permitted non-audit services, such engagement is approved by the Audit Committee.  NTK Holdings does not currently have any other pre-approval policy or procedure.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules.

(a)           The following documents are filed as part of this report:

1.	Financial Statements

Consolidated Statement of Operations for the three years ended December 31, 2008

Consolidated Balance Sheet as of December 31, 2008 and 2007

Consolidated Statement of Cash Flows for the three years ended December 31, 2008

Consolidated Statement of Stockholder’s Investment for the three years ended December 31, 2008

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

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2009.

NTK HOLDINGS, INC.

/s/ Richard L. Bready

Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 10, 2009.

/s/ Richard L. Bready	/s/ Joseph M. Cianciolo
Richard L. Bready	Joseph M. Cianciolo
Chairman, President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Anthony J. DiNovi
Almon C. Hall	Anthony J. DiNovi
Vice President and Chief Financial Officer	Director

/s/ David V. Harkins
David V. Harkins
Director

/s/ David B. Hiley
David B. Hiley
Director

/s/ Kent R. Weldon
Kent R. Weldon
Director

/s/ Jeffrey C. Bloomberg
Jeffrey C. Bloomberg
Director

Consolidated Statement of Operations

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Net Sales	$2,269.7	$2,368.2	$2,218.4

Costs and Expenses:
Cost of products sold (see Note 12)	1,673.5	1,679.9	1,547.3
Selling, general and administrative expense, net (see Note 12)	468.1	475.5	381.7
Goodwill impairment charge (see Note 1)	710.0	---	---
Amortization of intangible assets	28.2	27.5	24.9
	2,879.8	2,182.9	1,953.9
Operating (loss) earnings	(610.1)	185.3	264.5
Interest expense	(200.2)	(183.7)	(162.9)
Loss from debt retirement (see Note 5)	(9.9)	---	---
Investment income	0.8	2.0	2.2
(Loss) earnings before provision for income taxes	(819.4)	3.6	103.8
Provision for income taxes	25.1	10.6	46.1
Net (loss) earnings	$(844.5)	$(7.0)	$57.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
(Dollar amounts in millions, except share data)

	December 31,
	2008	2007
Assets
Current Assets:
Unrestricted cash and cash equivalents	$182.2	$53.4
Restricted cash	0.7	1.0
Accounts receivable, less allowances
of $14.5 and $12.2	260.3	320.0
Inventories:
Raw materials	86.0	91.6
Work in process	26.9	29.9
Finished goods	183.4	187.1
	296.3	308.6

Prepaid expenses	12.8	11.7
Other current assets	9.5	19.8
Prepaid income taxes	11.0	28.9
Total current assets	772.8	743.4

Property and Equipment, at Cost:
Land	8.7	10.4
Buildings and improvements	107.0	110.1
Machinery and equipment	222.6	217.1
	338.3	337.6
Less accumulated depreciation	130.6	99.7
Total property and equipment, net	207.7	237.9

Other Assets:
Goodwill	810.8	1,528.9
Intangible assets, less accumulated amortization
of $107.4 and $80.7	135.4	156.6
Deferred debt expense	47.1	31.4
Restricted investments and marketable securities	2.4	2.3
Other assets	7.4	10.3
	1,003.1	1,729.5
Total Assets	$1,983.6	$2,710.8

Liabilities and Stockholder’s (Deficit) Investment
Current Liabilities:
Notes payable and other short-term obligations	$32.7	$64.0
Current maturities of long-term debt	13.1	32.4
Long-term debt (see Note 5)	8.1	---
Accounts payable	152.3	192.7
Accrued expenses and taxes, net	218.3	248.6
Total current liabilities	424.5	537.7

Other Liabilities:
Deferred income taxes	31.8	37.0
Other	160.7	125.6
	192.5	162.6

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	2,179.9	1,921.5

Commitments and Contingencies (see Note 8)

Stockholder’s (Deficit) Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at December 31, 2008 and 2007	---	---
Additional paid-in capital	25.9	21.6
(Accumulated deficit) retained earnings	(814.8)	29.7
Accumulated other comprehensive (loss) income	(24.4)	37.7
Total stockholder's (deficit) investment	(813.3)	89.0
Total Liabilities and Stockholder's (Deficit) Investment	$1,983.6	$2,710.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Cash Flows from operating activities:
Net (loss) earnings	$(844.5)	$(7.0)	$57.7
Adjustments to reconcile net (loss) earnings
to net cash provided by operating activities:
Depreciation and amortization expense	68.6	65.1	61.2
Non-cash interest expense, net	73.7	67.3	47.6
Non-cash goodwill impairment charge	710.0	---	---
Non-cash write-down of a foreign subsidiary	3.3	---	---
Loss from debt retirement	9.9	---	---
Gain from curtailment of post-retirement medical benefits	---	---	(35.9)
Compensation reserve adjustment	---	---	(3.5)
Non-cash stock-based compensation	0.1	0.3	0.3
(Gain) loss on sale of property and equipment	(2.7)	2.4	1.3
Deferred federal income tax provision (benefit)	9.3	(6.0)	26.8
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	47.4	23.7	(19.6)
Inventories	5.6	(16.6)	(14.0)
Prepaids and other current assets	1.1	(2.0)	13.1
Accounts payable	(33.7)	(8.4)	(0.7)
Accrued expenses and taxes	1.7	(16.5)	18.5
Long-term deferred compensation	---	---	(54.0)
Long-term assets, liabilities and other, net	4.5	4.0	(4.8)
Total adjustments to net (loss) earnings	898.8	113.3	36.3
Net cash provided by operating activities	$54.3	$106.3	$94.0

Cash Flows from investing activities:
Capital expenditures	$(25.4)	$(36.4)	$(42.3)
Net cash paid for businesses acquired	(32.7)	(93.5)	(106.2)
Proceeds from the sale of property and equipment	8.5	0.5	5.1
Change in restricted cash and investments	0.3	1.2	0.4
Other, net	(1.8)	(1.7)	(3.3)
Net cash used in investing activities	$(51.1)	$(129.9)	$(146.3)

Cash Flows from financing activities:
Increase in borrowings	$279.4	$121.4	$87.0
Payment of borrowings	(111.0)	(97.3)	(78.8)
Net proceeds from the sale of Nortek's 10% Senior Secured Notes due 2013	742.2	---	---
Redemption of Nortek's senior secured credit facility	(755.5)	---	---
Fees paid in connection with Nortek's new debt facilities	(33.8)	---	---
Equity investment by THL-Nortek Investors, LLC (see Note 6)	4.2	---	---
Payment in connection with NTK Holdings' senior unsecured loan facility rollover	---	(4.5)	---
Borrowings under NTK Holdings' senior unsecured loan facility	---	---	200.8
Dividends	---	---	(174.9)
Other, net	0.1	---	(1.6)
Net cash provided by financing activities	125.6	19.6	32.5
Net change in unrestricted cash and cash equivalents	128.8	(4.0)	(19.8)
Unrestricted cash and cash equivalents at the beginning of the period	53.4	57.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$182.2	$53.4	$57.4

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

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2008
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Loss

Balance, December 31, 2007	$21.6	$29.7	$37.7	$ ---
Net loss	---	(844.5)	---	(844.5)
Other comprehensive loss:
Currency translation adjustment	---	---	(25.7)	(25.7)
Pension liability adjustment	---	---	(36.4)	(36.4)
Comprehensive loss				$(906.6)
Capital contribution from parent (see Note 6)	4.2	---	---
Stock-based compensation	0.1	---	---
Balance, December 31, 2008	$25.9	$(814.8)	$(24.4)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements presented herein  reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (“NTK Holdings”) and all of its wholly-owned subsidiaries, including Nortek, Inc. (“Nortek”), collectively the “Company”, and have been prepared on the basis of a going concern (the “Consolidated Financial Statements”).

The Consolidated Financial Statements include the accounts of NTK Holdings and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.  Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Based on the Company’s evaluation, it has determined that it has the ability to continue as a going concern for a reasonable period of time which includes at least through December 31, 2009.  Accordingly, the Company has prepared these Consolidated Financial Statements for 2008 on a going concern basis, as the Company believes that there is not a substantial doubt about its ability to continue as a going concern through December 31, 2009.  As discussed below, the Company has a substantial amount of debt service payments due over the next several years, beginning in the first quarter of 2010, which it may be unable to satisfy.

The Company’s evaluation is based on a number of estimates and assumptions including, among others, the overall economic environment and estimates of future operating results, capital expenditures and working capital needs.  While the Company believes that the estimates and assumptions that it has used are reasonable, there can be no assurance that the overall economic environment and the Company’s actual operating results, capital expenditures and working capital needs will not be different than the estimates and assumptions used.

NTK Holdings conducts no separate operations and acts only as a holding company. NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness. No cash payments are due under NTK Holdings’ indebtedness during 2009. For the year ending December 31, 2009, Nortek and its subsidiaries owe cash payments on outstanding indebtedness in the total amount of approximately $204.0 million. Nortek’s principal sources of liquidity include approximately $144.1 million of unrestricted cash and cash equivalents at December 31, 2008, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $38.1 million at December 31, 2008.

The Company has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  Such defaults, including cross defaults under substantially all of Nortek’s outstanding indebtedness, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding (see Note 5).

The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“Residential HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“Commercial HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During 2008, the Company changed the composition of its reporting segments to reflect the Residential HVAC segment separately.  In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

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

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations.  At December 31, 2008 approximately $3.1 million of cash and cash equivalents (of which approximately $2.4 million is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements.  At December 31, 2007 approximately $3.3 million of cash and cash equivalents (of which approximately $2.3 million is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements.

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

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2008 or 2007.

Long-Term Debt --
At December 31, 2008 and December 31, 2007, the fair value of long-term indebtedness was approximately $1,145.6 million lower and $216.0 million lower, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized discount, based on available market quotations (see Note 5).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market.  At December 31, 2008 and 2007, approximately $101.9 million and $109.6 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $15.9 million and $7.9 million higher at December 31, 2008 and 2007, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Purchase price allocated to the fair value of inventory is amortized over the estimated period in which the inventory will be sold.

Depreciation and Amortization

Depreciation and amortization of property and equipment, including capital leases, is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

Buildings and improvements	10-35 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Shorter of the term of lease or the estimated useful life

Expenditures for maintenance and repairs are expensed when incurred.  Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Goodwill and Intangible Assets

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2008 and 2007:

	Residential	Home	Residential	Commercial
	Ventilation	Technology	HVAC	HVAC
	Products	Products	Products	Products	Consolidated
	(Amounts in millions)

Balance as of December 31, 2006	$798.0	$368.3	$234.1	$81.0	$1,481.4
Acquisitions during the year ended
December 31, 2007	7.8	19.2	---	---	27.0
Contingent earnouts related to acquisitions	---	32.7	---	---	32.7
Purchase accounting adjustments	(8.4)	(4.6)	(0.4)	(0.1)	(13.5)
Impact of foreign currency translation	1.4	---	---	(0.1)	1.3
Balance as of December 31, 2007	798.8	415.6	233.7	80.8	1,528.9
Impairment losses	(444.0)	(77.0)	(189.0)	---	(710.0)
Contingent earnouts related to acquisitions	---	14.1	---	---	14.1
Purchase accounting adjustments	(5.8)	1.1	---	---	(4.7)
FIN 48 Adjustments	(5.2)	(1.7)	(1.7)	(0.5)	(9.1)
Impact of changes in foreign currency
translation and other	(2.8)	(0.7)	---	(4.9)	(8.4)
Balance as of December 31, 2008	$341.0	$351.4	$43.0	$75.4	$810.8

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note 2), net of any subsequent impairment losses.  Approximately $47.3 million of goodwill associated with certain companies acquired during the year ended December 31, 2007 will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

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

Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units and include Residential Ventilation Products (“RVP”), Home Technology Products (“HTP”), Residential Air Conditioning and Heating Products (“Residential HVAC”) and Commercial Air Conditioning and Heating Products (“Commercial HVAC”).

As a result of the Company’s belief that the severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008, declines in new and existing home sales, the instability in the troubled mortgage market, rising unemployment and decreasing home values would continue to have a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures through at least 2009, the Company concluded in the third quarter of 2008 that indicators of potential goodwill impairment were present and therefore the Company needed to perform an interim test of goodwill impairment in accordance with SFAS No. 142.  The interim test of goodwill impairment was performed for all four of the Company’s reporting units.

In accordance with SFAS No. 142, the Company prepared a “Step 1” Test that compared the estimated fair value of each reporting unit to its carrying value. The Company utilized a discounted cash flow approach (the “DCF Approach”) in order to value the Company’s reporting units for the Step 1 Test, which required that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries.  The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating discounted future cash flows, including the terminal valuation, were reasonable and consistent with market conditions at the time of estimation.  The results of the Step 1 Tests performed in the third quarter of 2008 indicated that the carrying values of the RVP, HTP and Residential HVAC reporting units exceeded the estimated fair values determined by the Company and, as such, a “Step 2” Test was required under SFAS No. 142 for each of these reporting units.  The estimated fair value of Commercial HVAC exceeded its carrying value so no further impairment analysis was required for this reporting unit.  Based on the Company’s estimates at September 27, 2008, the impact of reducing the Company’s fair value estimates for Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for this reporting unit.

The preliminary Step 2 Test for the third quarter of 2008 required the Company to measure the potential impairment loss by allocating the estimated fair value of each reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test under SFAS No. 142 required the Company to perform a theoretical purchase price allocation for each of the applicable reporting units to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Tests and the timing of the Company’s determination of the goodwill impairment, the Company had not finalized its Step 2 Tests at the end of the third quarter of 2008.  In accordance with the guidance in SFAS No. 142, the Company completed a preliminary assessment of the expected impact of the Step 2 Tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge in the third quarter of 2008 of approximately $600.0 million.  The allocation of this preliminary goodwill impairment charge for the third quarter of 2008 was approximately $340.0 million, approximately $60.0 million and approximately $200.0 million for the RVP, HTP and Residential HVAC reporting units, respectively.

The Company completed its Step 2 Testing under SFAS No. 142 for the RVP, HTP and Residential HVAC reporting units by performing the following procedures, among others:

•
Finalized the detailed appraisals used to determine the estimated fair value of intangible assets, real estate and machinery and equipment for the RVP, HTP and Residential HVAC reporting units in accordance with methodologies for valuing assets under SFAS No. 141.

•
Finalized the allocation of the estimated fair value of pension liabilities determined in accordance with the Company’s consolidated financial statement requirements to the RVP and Residential HVAC reporting units based on the actuarially determined pension benefit obligations and an allocation of plan assets as of September 27, 2008 for the plans associated with these reporting units.

•	Finalized the analysis to determine the estimated fair value adjustment required to inventory for the RVP, HTP and Residential HVAC reporting units.
•
Finalized the deferred tax analysis for the RVP, HTP and Residential HVAC reporting units, which included allocating estimated deferred tax requirements as of September 27, 2008 to the specific reporting units and calculating the deferred tax consequences of the theoretical purchase price adjustments required by the Step 2 test.

The Company believes that the procedures performed and estimates used in the theoretical purchase price allocations required for Step 2 Testing under SFAS No. 142 were reasonable and in accordance with the guidelines for acquisition accounting included in SFAS No. 141 to determine the theoretical fair value of the assets and liabilities of the RVP, HTP and Residential HVAC reporting units used in the Step 2 Tests.

As a result of the completion of the Step 2 Testing, the Company recorded a final goodwill impairment charge as of September 27, 2008 of approximately $710.0 million, which consisted of approximately $444.0 million, approximately $77.0 million and approximately $189.0 million for the RVP, HTP and Residential HVAC reporting units, respectively.  This represented an increase in the goodwill impairment charges for RVP and HTP of approximately $104.0 million and $17.0 million, respectively, and a decrease in the goodwill impairment charge for Residential HVAC of approximately $11.0 million, as compared to the preliminary estimates recorded in the third quarter of 2008.  The difference of approximately $110.0 million as compared to the Company’s preliminary third quarter estimated charge of approximately $600.0 million was recorded in the fourth quarter of 2008.  The primary reason for the change from the preliminary goodwill impairment charge recorded in the third quarter of 2008 were changes in the theoretical valuation of intangible assets from the initial estimates used for the RVP and HTP reporting units.

The Company performed its annual test of goodwill impairment as of the first day of the fourth quarter of 2008 or September 28, 2008.   The Company utilized a combination of the DCF Approach described above and an EBITDA multiple approach (the “EBITDA Multiple Approach”) in order to value the Company’s reporting units for the annual Step 1 Test.  The EBITDA Multiple Approach required that the Company estimate a valuation multiple of EBITDA derived from comparable companies and apply those derived multiples to the applicable reporting unit EBITDA under three EBITDA scenarios, which included using 2007 actual EBITDA, latest twelve months ended September 27, 2008 actual EBITDA and forecasted 2008 EBITDA.  The annual Step 1 valuations were determined using a weighted average of 70% of the DCF Approach and 10% for each of the three EBITDA Multiple Approaches, as the Company believes that the DCF Approach is a more representative measurement of the long-term fair value of the reporting units and, as such, a higher weighting of valuation probability was appropriate in the overall weighted average computation of fair value.  The Company believes that its procedures performed and estimates used to determine the fair value of the reporting units as of September 28, 2008 were reasonable and consistent with market conditions at the time of estimation.  The results of the Step 1 Tests performed as of September 28, 2008 indicated that the fair value of each of the reporting units exceeded its carrying value and, as such, no additional goodwill impairment analysis was required.  On a consolidated basis the fair value estimates used in connection with the annual impairment test as of September 28, 2008 were consistent with and not materially different from the fair value estimates used in the interim impairment testing as of September 27, 2008.  The Company used the fair value estimates as of September 28, 2008 to refine its allocation of the final goodwill impairment charge between the RVP, HTP and Residential HVAC reporting units in connection with the completion of the Step 2 Testing.  Based on the Company’s estimates at September 28, 2008, the impact of reducing the Company’s fair value estimates for RVP, HTP and Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for these reporting units. For Residential HVAC the impact of reducing the Company’s fair value estimates as of September 28, 2008 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and therefore would have required the Company to perform additional impairment analysis for this reporting unit.

As a result of the continuing severity of the worldwide economic downturn and the impact that it continues to have in the market valuations of both the Company’s public competitors and in the overall stock market valuations, the Company concluded that indicators of potential goodwill impairment were present during the fourth quarter of 2008 and therefore the Company performed an interim test of goodwill impairment in accordance with SFAS No. 142 as of December 31, 2008.  The Company used a similar combination of a DCF Approach and an EBITDA Multiple Approach, as was used in the annual test of goodwill impairment.  The Company believes that its procedures performed and estimates used to determine the fair value of the reporting units as of December 31, 2008 were reasonable and consistent with market conditions at the time of estimation.  The results of the Step 1 Tests performed as of December 31, 2008 indicated that the fair value of each of the reporting units exceeded its carrying value and, as such, no additional impairment analysis was required.  Based on the Company’s estimates at December 31, 2008, the impact of reducing the Company’s fair value estimates for RVP, Residential HVAC and Commercial HVAC by 10% would have no impact on the Company’s goodwill assessment for these reporting units. For HTP the impact of reducing the Company’s fair value estimates as of December 31, 2008 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and therefore would have required the Company to perform additional impairment analysis for this reporting unit.

The Company believes that its assumptions used to determine the fair value for the respective reporting units for each of the applicable Step 1 tests discussed above were reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS No. 144 Long-Lived Assets”), when events or business conditions warrant it as well as whenever an interim goodwill impairment test is required under SFAS No. 142, based on expectations of non-discounted future cash flows for each subsidiary.  SFAS No. 142 requires that the SFAS No. 144 impairment test be completed and any SFAS No. 144 impairment be recorded prior to the goodwill impairment test.  As a result of the Company’s conclusion that an interim goodwill impairment test was required during the third quarter of 2008, the Company performed in the third quarter of 2008 an interim test for the impairment of long-lived assets under SFAS No. 144 and determined that there were no impairment indicators under SFAS No. 144.  The Company also completed a SFAS No. 144 evaluation as of December 31, 2008.  As a result, the Company recorded an approximate $3.3 million non-cash write-down of a foreign subsidiary in the Commercial HVAC segment.  The Company determined that there were no other significant impairments under SFAS No 144.

The evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS No. 144.  If the sum of the expected non-discounted future cash flows was less than the carrying amount of the SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process and interim forecasting, and included a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”).  The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements.  Patents, trademarks and non-compete agreements are amortized on a straight-line basis, while customer relationships are amortized on an accelerated basis based upon the estimated consumption of the economic benefits of the customer relationship.  Amortization of intangible assets charged to operations amounted to approximately $28.2 million, $27.5 million and $24.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The table that follows presents the major components of intangible assets as of December 31, 2008 and 2007:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Intangible	Remaining
	Amount	Amortization	Assets	Useful Lives
	(Amounts in millions except for useful lives)

December 31, 2008:
Trademarks	$98.5	$(25.6)	$72.9	9.9
Patents	34.3	(8.9)	25.4	11.2
Customer relationships	80.7	(54.6)	26.1	2.0
Others	29.3	(18.3)	11.0	1.9
	$242.8	$(107.4)	$135.4	4.8

December 31, 2007:
Trademarks	$100.2	$(18.8)	$81.4	12.9
Patents	34.9	(6.9)	28.0	11.0
Customer relationships	74.9	(42.3)	32.6	3.6
Others	27.3	(12.7)	14.6	3.4
	$237.3	$(80.7)	$156.6	6.4

As of December 31, 2008, the estimated future intangible asset amortization expense aggregates approximately $135.4 million as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in millions)
(Unaudited)

2009	$22.3
2010	18.7
2011	15.2
2012	12.2
2013	11.1
2014 and thereafter	55.9

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

The adoption of SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations.  As of December 31, 2008, the Company did not have any significant financial assets or liabilities carried at fair value.

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

The Company’s non-financial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include, among others, goodwill, intangible assets, property and equipment, net and other long-term investments.  The Company does not expect that the adoption of SFAS No. 157 for these non-financial assets and liabilities will have a material impact on its financial position or results of operations.

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

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 permits entities to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting.  The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159.  Therefore, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

Pensions and Post Retirement Health Benefits

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end.  The Company was required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006.  The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position was effective for the Company for the year ended December 31, 2008.  The adoption of SFAS No. 158 did not have a material impact on the Company’s financial position or results of operations.

Prior to December 31, 2006, the Company accounted for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”), respectively.

The accounting for pensions requires the estimation of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate.  Such estimates require a significant amount of judgment (see Note 7 for a discussion of these judgments).

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

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet.  As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year.  In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that NTK Holdings and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future.  SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 4).

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

At December 31, 2008, certain employees and consultants held approximately 23,269 C-1 units and approximately 40,745 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 23,116 and 22,613 were vested at December 31, 2008 and 2007, respectively.  The total fair value of the C-1 units is approximately $1.2 million and approximately $0.1 million remains to be amortized at December 31, 2008.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At December 31, 2008 and 2007, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for the year ended December 31, 2008 and approximately $0.3 million for each of the two years ended December 31, 2007, respectively, in accordance with SFAS No. 123R.

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

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.5%, 2.4% and 2.0% of the Company’s consolidated net sales for the years ending December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, SFAS No. 87 minimum pension liability adjustments and SFAS No. 158 pension liability adjustments, net of tax attributes.  The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholder’s investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the three years ended December 31, 2008 are as follows:

		SFAS No. 87		Total
		Minimum	SFAS No. 158	Accumulated
	Foreign	Pension	Post-Retirement	Other
	Currency	Liability	Liability	Comprehensive
	Translation	Adjustment	Adjustment	Income (Loss)
	(Amounts in millions)

Balance, December 31, 2005	$7.8	$(0.3)	$ ---	$7.5
Change during the period	5.1	---	---	5.1
Adoption of SFAS No. 158	---	0.3	(1.3)	(1.0)
Balance, December 31, 2006	12.9	---	(1.3)	11.6
Change during the period	15.4	---	10.7	26.1
Balance, December 31, 2007	28.3	---	9.4	37.7
Change during the period	(25.7)	---	(36.4)	(62.1)
Balance, December 31, 2008	$2.6	$ ---	$(27.0)	$(24.4)
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

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company adopted SFAS No. 162 on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s financial position or results of operations.

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

On June 15, 2007, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to seventy-five percent.  Prior to June 15, 2007 and subsequent to January 25, 2006, Mammoth China had a sixty-percent interest in MEG and MSH.  Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH, as a result, the Company did not have a controlling interest and accounted for these investments under the equity method of accounting.  In connection with the Company’s SFAS No. 144 evaluation, the Company recorded an approximate $3.3 million non-cash write-down of MEG and MSH.  The Company is currently in negotiations for the sale of its ownership interest in MEG and MSH.  The sale of MEG and MSH could occur as early as the second quarter of 2009.

On December 12, 2006, the Company, through Linear, acquired the stock of Gefen, Inc. (“Gefen”) for approximately $24.0 million (utilizing approximately $21.5 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due December 2008) plus contingent consideration of approximately $14.1 million that was earned in 2008 and was paid on March 31, 2009.  Gefen is located in Woodland Hills, CA and designs and sells audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.

On November 17, 2006, the Company, through its wholly-owned subsidiary, Broan-NuTone LLC (“Broan”), acquired the stock of Zephyr Corporation (“Zephyr”) and Pacific Zephyr Range Hood, Inc. (“Pacific”) for approximately $26.5 million (utilizing approximately $22.5 million of cash and issuing unsecured 6% subordinated notes totaling $4.0 million due in $2.0 million installments in November 2008 and 2009).  Zephyr and Pacific are both located in San Francisco, CA.  Zephyr designs and sells upscale range hoods, while Pacific designs, sells and installs range hoods and other kitchen products for Asian cooking markets in the United States.

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration of approximately $16.5 million which was earned in 2007 and was paid in April 2008.  Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers for approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned in 2006 and was paid in April 2007 and approximately $11.6 million that was earned in 2007 and was paid in April 2008.  Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories.  Both Secure Wireless and ABT are located in Carlsbad, CA.

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

Acquisitions contributed approximately $20.7 million and $2.2 million to net sales and depreciation and amortization expense, respectively, and increased the operating loss by approximately $3.2 million for the year ended December 31, 2008.  With the exception of Stilpol, Metaltecnica, Triangle, Zephyr and Pacific, which are included in the RVP segment, and Huntair, Cleanpak, MEG and MSH, which are included in the Commercial HVAC segment, all acquisitions are included in the HTP segment in the Company’s segment reporting (see Note 9).

Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta was paid during 2008 and approximately $55.6 million of contingent consideration was paid in 2007 related to the Secure Wireless, Huntair, Cleanpak and OmniMount, Inc. acquisitions.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $25.4 million, of which approximately $14.1 million related to the acquisition of Gefen was accrued for at December 31, 2008 and was paid on March 31, 2009.

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

3.      CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statement of cash flows.

Interest paid was approximately $118.5 million, $120.7 million and $111.2 million for the three years ended December 31, 2008, respectively.

Net cash paid for acquisitions for the three years in the period ended December 31, 2008 was as follows:

	For the Years Ended December 31,
	2008		2007	2006
	(Amounts in millions)

Fair value of assets acquired	$	---	$105.7	$234.7
Liabilities assumed or created		(---)	(67.8)	(133.2)
Net assets of businesses acquired		---	37.9	101.5
Payment of contingent consideration		32.7	55.6	4.7
		$32.7	$93.5	$106.2

Contingent consideration of approximately $14.1 million was earned in 2008 (see Note 2) and was paid in 2009.  This amount is included in accrued expenses and taxes, net on the accompanying consolidated balance sheet at December 31, 2008 and has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2008.

4.   INCOME TAXES

The following is a summary of the components of (loss) earnings before provision for income taxes for the three years ended December 31, 2008:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Domestic	$(843.0)	$(30.8)	$80.0
Foreign	23.6	34.4	23.8
	$(819.4)	$3.6	$103.8

The following is a summary of the provision for income taxes included in the accompanying consolidated statement of operations for the three years ended December 31, 2008:

	For the Years Ended December 31,
	2008		2007	2006
	(Amounts in millions)
Federal income taxes:
Current	$	---	$0.3	$0.3
Deferred		9.3	(6.0)	26.8
		9.3	(5.7)	27.1
Foreign		14.0	14.6	14.5
State		1.8	1.7	4.5
		$25.1	$10.6	$46.1

Income tax payments, net of refunds, in the years ended December 31, 2008, 2007 and 2006 were approximately $10.7 million, $10.9 million and $23.7 million, respectively.

The table that follows reconciles the federal statutory income tax dollar amount to the actual income tax provision for the three years ended December 31, 2008.

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Income tax at the federal statutory rate	$(286.8)	$1.3	$36.3

Net change from statutory rate:
State income tax provision, net of federal income tax effect	1.8	1.1	2.9
Goodwill impairment	244.4	---	---
Increase in valuation allowance	56.6	---	---
Non-deductible expenses, net	1.0	0.9	3.3
Tax effect resulting from foreign activities and foreign dividends	11.1	5.9	2.9
Uncertain tax positions / FIN 48	(3.3)	1.3	---
Other, net	0.3	0.1	0.7
	$25.1	$10.6	$46.1

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately (3.1)%, 294.5% and 44.4% for the years ended December 31, 2008, 2007 and 2006, respectively.

	For the year ended December 31,
	2008	2007	2006
Effective tax rate%:
Income tax at the federal statutory rate	35.0%	35.0%	35.0%

Net change from statutory rate:
State income tax provision, net of federal income tax effect	(0.2)	30.7	2.8
Goodwill impairment	(29.8)	---	---
Increase in valuation allowance	(6.9)	---	---
Non-deductible expenses, net	(0.1)	24.5	3.2
Tax effect resulting from foreign activities and foreign dividends	(1.4)	165.7	2.8
Uncertain tax positions / FIN 48	0.4	35.2	---
Other, net	(0.1)	3.4	0.6
	(3.1)%	294.5%	44.4%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(Amounts in millions)
Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$4.3	$3.0
Inventories	4.9	3.4
Insurance reserves	6.5	4.6
Warranty accruals	8.3	8.0
Net operating loss and tax credits	---	3.2
Valuation allowances	(21.0)	---
Other reserves and assets, net	8.0	6.7
	$11.0	$28.9
Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(13.4)	$(17.6)
Intangible assets, net	(21.5)	(27.7)
Pension and other benefit accruals	15.7	5.2
Insurance reserves	12.0	12.1
Warranty accruals	8.5	6.6
Capital loss, net loss and credit carry forwards	41.0	14.3
Other reserves and assets, net	15.8	2.6
Valuation allowance	(76.4)	(20.0)
Tax deductible Goodwill	(13.5)	(12.5)
	$(31.8)	$(37.0)

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of recent economic conditions, the Company’s recent operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 debt refinancing.  As a result of this analysis, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in the period of approximately $62.8 million.  In assessing the need for a valuation allowance, the Company has assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company has concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets.  The Company has provided valuation allowances for foreign net operating losses of approximately $16.9 million.

The Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $81.0 million as those amounts are considered indefinitely invested.

The Company has a federal net operating loss carryforward of approximately $63.9 million, and has an alternative minimum tax credit carryforward of approximately $4.0 million at December 31, 2008.  In addition, the Company has approximately $59.9 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

As of January 1, 2008, the Company had unrecognized tax benefits of approximately $36.3 million related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at December 31, 2008 was approximately $31.3 million.  The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $15.4 million.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that if recognized would result in a corresponding increase in the valuation allowance.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(Amounts in millions)
Balance at January 1,	$36.3	$38.2
Gross increases related to positions taken in the current year	5.6	4.3
Gross increases related to positions taken in prior periods	1.3	0.2
Decreases related to settlements with taxing authorities	(7.8)	(1.2)
Decreases due to lapse of statutes of limitation related to state tax items	(4.1)	(5.2)
Balance at December 31,	$31.3	$36.3

As of December 31, 2008, the Company has approximately $4.7 million in unrecognized benefits relating to various state and foreign income tax issues, for which the statute of limitation is expected to expire in 2009.

The Company and its subsidiaries’ federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2004 through the present year.  In late 2008, the Company completed an audit of its federal income tax returns for the periods ended August 27, 2004, December 31, 2004 and December 31, 2005.  In addition, the statute of limitations related to various uncertain tax positions expired in the fourth quarter of 2008.  As a result of these events, the Company reduced its reserve for uncertain tax positions by approximately $11.9 million and reduced its accrual for interest related to these positions by approximately $3.0 million.  Approximately $9.1 million of the total reduction in reserve reduced goodwill.

As of January 1, 2008, the Company had accrued approximately $6.1 million of interest related to uncertain tax positions.  As of December 31, 2008, the total amount of accrued interest related to uncertain tax positions is approximately $4.5 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

5.   NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
	(Amounts in millions)

Secured lines of credit and bank advances of the Company’s:
Foreign subsidiaries	$32.7	$29.0
Revolving portion of Nortek’s senior secured credit facility	---	35.0
	$32.7	$64.0

Short-term bank obligations of the Company’s foreign subsidiaries are secured by accounts receivable, letters of credit and buildings of the Company’s foreign subsidiaries with an aggregate net book value of approximately $32.2 million and have a weighted average interest rate of approximately 4.2% at December 31, 2008.

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007
	(Amounts in millions)

NTK Holdings 10 3/4% Senior Discount Notes due 2014 (the “10 3/4% Senior Discount Notes”), net of unamortized discount of approximately $27.1 million and $64.4 million at December 31, 2008 and 2007, respectively	$375.9	$338.6
NTK Holdings senior unsecured loan facility, including approximately $57.0 million and $33.0 million at December 31, 2008 and 2007, respectively, of debt accretion related to the PIK option *	258.5	233.9
Nortek’s 10% Senior Secured Notes due December 31, 2013 (the “10% Senior Secured Notes”), net of unamortized discount of approximately $7.1 million at December 31, 2008	742.9	---
Nortek’s 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0	625.0
Nortek’s ABL Facility	145.0	---
Nortek’s 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), including unamortized premium	10.0	10.0
Nortek Senior Secured Credit Facility	---	677.3
Mortgage notes payable	4.0	4.7
Other	39.8	64.4
	2,201.1	1,953.9
Less amounts included in current liabilities	21.2	32.4
	$2,179.9	$1,921.5

*	Also net of approximately $3.5 million and $4.1 million of unamortized debt discount at December 31, 2008 and 2007, respectively.

On May 20, 2008, Nortek sold $750.0 million of its 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) at a discount of approximately $7.8 million, which is being amortized over the life of the issue.  Net proceeds from the sale of Nortek’s 10% Senior Secured Notes, after deducting underwriting commissions and expenses, amounted to approximately $721.2 million.  Nortek’s 10% Senior Secured Notes are guaranteed on a senior secured basis by substantially all of Nortek’s subsidiaries located in the United States.

Interest on Nortek’s 10% Senior Secured Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2008, until maturity.  Interest on Nortek’s 10% Senior Secured Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Prior to June 1, 2011, Nortek may redeem up to 35% of the aggregate principal amount of Nortek’s 10% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of Nortek’s 10% Senior Secured Notes remains outstanding after the redemption.  After June 1, 2011 Nortek’s 10% Senior Secured Notes are redeemable at the option of Nortek, in whole or in part, at any time and from time to time, on or after June 1, 2011 at 105.0%, declining to 102.5% on June 1, 2012 and further declining to 100.0% on June 1, 2013.  In addition, Nortek’s 10% Senior Secured Notes contain a call provision whereby not more than once during any twelve-month period Nortek may redeem the 10% Senior Secured Notes at a redemption price equal to 103.0% plus accrued and unpaid interest, provided that the aggregate amount of these redemptions does not exceed $75.0 million.

Nortek’s 10% Senior Secured Notes are secured by a first-priority lien on substantially all of Nortek’s and its domestic subsidiaries’ tangible and intangible assets, except those assets securing Nortek’s five-year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) on a first-priority basis.  Nortek’s 10% Senior Secured Notes have a second-priority lien on Nortek’s ABL Facility’s first-priority collateral and rank equally with all existing and future senior secured indebtedness of Nortek.   If Nortek experiences a change in control, each holder of the notes will have the right to require Nortek to purchase the notes at a price equal to 101% of the principal amount thereof.  In addition, a change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 8 1/2% senior subordinated notes at 101% of the principal amount thereof, together with accrued and unpaid interest.

The indenture governing Nortek’s 10% Senior Secured Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

In connection with the offering of Nortek’s 10% Senior Secured Notes, Nortek also entered into the ABL Facility, of which $50.0 million was drawn at closing.  Subsequent to the closing, Nortek had net additional borrowings under its ABL Facility of approximately $95.0 million.  Borrowings outstanding under the ABL Facility at December 31, 2008 of approximately $145.0 million have been classified as long-term since the ABL Facility matures on May 20, 2013.  Nortek incurred fees and expenses of approximately $12.8 million, which have been capitalized and are being recognized as non-cash interest expense over the term of the ABL Facility.  The ABL Facility replaced Nortek’s existing $200.0 million revolving credit facility that was to mature on August 27, 2010 and consists of a $330.0 million U.S. Facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian Facility.

There are limitations on Nortek’s ability to incur the full $350.0 million of commitments under its ABL Facility.  Availability is limited to the lesser of the borrowing base and $350.0 million, and the covenants under Nortek’s 8 1/2% senior subordinated notes do not currently allow Nortek to incur up to the full $350.0 million.  The borrowing base at any time will equal the sum (subject to certain reserves and other adjustments) of:

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under Nortek’s ABL Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, Nortek will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.  If excess availability (as defined) is less than 15% of the lesser of the commitment amount or the borrowing base or an event of default has occurred, Nortek will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under Nortek’s ABL Facility, which will be used to repay outstanding loans and cash collateralize letters of credit.  Additionally, Nortek’s ABL Facility requires that if excess availability (as defined) is less than the greater of $40.0 million and 12.5% of the borrowing base, Nortek will be required to satisfy and maintain a fixed charge ratio of not less than 1.1 to 1.0.  As of December 31, 2008, excess availability under Nortek’s ABL Facility was approximately $69.0 million, which exceeded $40.0 million and 15% of the borrowing base.

Additional borrowings under Nortek’s ABL Facility require Nortek and its subsidiaries to make certain customary representations and warranties as of the date of such additional borrowing. In the event that Nortek and its subsidiaries is unable to make such representations and warranties on such borrowing date, then the lenders under Nortek’s ABL facility may not honor such request for additional borrowing. Nortek’s ABL Facility also provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to Nortek and its subsidiaries, may require Nortek to repay certain amounts outstanding under the ABL Facility and may require Nortek to satisfy and maintain a fixed charge ratio of not less than 1.1 to 1.0.  There can be no assurance that the lenders under Nortek’s ABL Facility will not impose such actions during the term of the ABL Facility.

The net proceeds from Nortek’s 10% Senior Secured Notes and ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the Nortek senior secured credit facility plus accrued interest and related fees and expenses.  The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility.  NTK Holdings’ senior unsecured loan facility initially had a term of one year; however, on May 10, 2007, NTK Holdings exercised an option to extend the maturity date of its senior unsecured loan facility to March 1, 2014 and paid a loan extension fee of approximately $4.5 million.  As a result, NTK Holdings recorded approximately $4.5 million as debt discount which is being amortized as non-cash interest expense using the interest method through March 1, 2014 and recorded approximately $3.9 million of additional non-cash interest expense for the year ended December 31, 2007 related primarily to the decrease in the fair value of the option.  NTK Holdings senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum.  At December 31, 2008, NTK Holdings senior unsecured loan facility had an actual interest rate of approximately 9.8%.  NTK Holdings is accruing at an effective interest rate of approximately 10.8%, reflecting the estimated average interest rate over the remaining term of the senior unsecured loan facility.  NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”) through July 2011.  If NTK Holdings exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of its senior unsecured loan facility and such accrued interest will be deemed to have been paid.  Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, NTK Holdings senior unsecured loan facility will bear interest on such increased principal amount.  NTK Holdings must elect the form of interest payment for each interest period.  Since the initial borrowing on May 10, 2006, NTK Holdings has elected the PIK option to increase the principal amount of its senior unsecured loan facility for the interest accrued during the applicable interest periods.  As a result of exercising this PIK Option, NTK Holdings recorded approximately $24.0 million and $22.0 million of accrued interest for the years ended December 31, 2008 and 2007, respectively, as additional indebtedness relating to the senior unsecured loan facility.  At December 31, 2008 and 2007, the actual outstanding principal balance on NTK Holdings senior unsecured loan facility was approximately $262.0 million and $238.0 million, respectively.  The amount recorded as of December 31, 2008 and 2007, net of unamortized debt discount of approximately $3.5 million and $4.1 million, respectively, is approximately $258.5 million and $233.9 million, respectively.  On August 10, 2011, NTK Holdings will be required to make an approximate $123.9 million cash payment of principal and interest under its senior unsecured loan facility.  NTK Holdings senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries and is not secured by any assets of NTK Holdings or any of its subsidiaries.

Certain executive officers of Nortek and THL Advisors, through limited partnerships, purchased for approximately $29.1 million in cash approximately $78.5 million of accreted value at December 31, 2008 of NTK Holdings’ senior unsecured loan facility in a negotiated transaction during the fourth quarter of 2008.

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of December 31, 2008, a definitive agreement was not signed.  As a result, the Company has classified approximately $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at December 31, 2008.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay the outstanding borrowings of approximately $12.1 million at December 31, 2009 related to these loans in an event of non-compliance.

Mortgage notes payable of approximately $4.0 million outstanding at December 31, 2008 includes various mortgage notes and other related indebtedness payable in installments through 2019.  These notes bear interest at rates ranging up to 8.1% and are collateralized by property and equipment with an aggregate net book value of approximately $7.8 million at December 31, 2008.

Other obligations of approximately $39.8 million outstanding at December 31, 2008 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 2.9% to 14.0% and maturing at various dates through 2018.  Approximately $18.3 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $22.0 million at December 31, 2008.

The maturities for the Company’s notes, mortgage notes and obligations payable, excluding unamortized debt discount of approximately $10.6 million, were:

Year Ended	Debt Obligation
December 31,	Maturities
(Amounts in millions)

2009	$21.2
2010	129.2
2011	130.2
2012	2.6
2013	900.0
Thereafter	1,131.8

NTK Holdings conducts no separate operations and acts only as a holding company. NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness. No cash payments are due under NTK Holdings’ indebtedness during 2009. For the year ending December 31, 2009, Nortek and its subsidiaries owe cash payments on outstanding indebtedness in the total amount of approximately $204.0 million. Nortek’s principal sources of liquidity include approximately $144.1 million of unrestricted cash and cash equivalents at December 31, 2008, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $38.1 million at December 31, 2008.

The Company has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of December 31, 2008, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness (see Note 1).

At December 31, 2008, NTK Holdings had approximately $30.3 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

In April 2009, Moody’s downgraded the debt ratings for Nortek and NTK Holdings from “B3” to “Caa2” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2009 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.

6.   COMMON STOCK, DEFERRED COMPENSATION AND DIVIDENDS

NTK Holdings was formed to hold the capital stock of Nortek Holdings.  Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of THL-Nortek Investors, LLC (“Investors LLC”).  On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings.  As of March 27, 2009, there were 3,000 shares of common stock of the Company authorized and outstanding, all of which are owned by Investors LLC.

In the first quarter of 2008, THL-Nortek Investors, LLC made a cash equity investment of approximately $4.2 million in the Company.

On May 10, 2006, NTK Holdings paid dividends of approximately $174.9 million to Investors LLC.  Additionally, on this same date, Nortek Holdings made distributions of approximately $54.0 million to participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of NTK Holdings’ executive officers) in accordance with the terms of that plan.  As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions.

7.    PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

NTK Holdings and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post retirement health benefit expense charged to operations aggregated approximately $5.4 million, $8.3 million and $8.5 million (excluding a curtailment gain of $35.9 million on the termination of benefits to certain employees of NuTone under a post retirement medical and life insurance plan) for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease in the pension, profit sharing and other post retirement health benefit expense for December 31, 2008 as compared to December 31, 2007 is due to lower profit sharing expense, recognition of deferred gains and losses and the change required by FASB Statement No.158 as it pertains to the measurement date for the defined benefit plans.  The decrease in the pension, profit sharing and other post retirement health benefit expense for December 31, 2007 as compared to December 31, 2006 is primarily due to a change in the discount rate from 5.25% to 5.75%, a reduction in the service cost component of net periodic benefit costs including the freezing of benefit accruals due to a plant shutdown and lower expense assumptions for the Companies defined benefit pension plans.  These decreases were partially offset by the full recognition of approximately $19.5 million of prior service costs in connection with the curtailment gain of approximately $35.9 million in 2006.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  In 2009, the Company expects to contribute approximately $1.7 million (unaudited) to its defined benefit pension plans.

The Company has historically employed a measurement date of September 30.  Effective for fiscal years ending on or after December 15, 2008, FASB Statement No. 158 requires plans to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.  Accordingly, for the year ended December 31, 2008 the Company used a measurement date of December 31, 2008 and for the year-ended December 31, 2007, the Company used a September 30 measurement date for its plans.

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of plans in the accompanying consolidated balance sheet at December 31, 2008 and 2007:

	Pension Benefits
	For the Years Ended December 31,
	2008	2007
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at October 1,	$166.8	$177.3
Required adjustment - change in measurement date	(0.1)	---
Benefit obligation at beginning of the year (January 1, 2008)	166.7	177.3
Service cost	0.5	0.5
Interest cost	9.7	9.6
(Gain) loss due to foreign exchange	(9.5)	0.6
Actuarial gain excluding assumption changes	(0.5)	(4.7)
Actuarial gain due to assumption changes	(3.6)	(5.3)
Benefits and expenses paid	(12.0)	(11.2)
Benefit obligation at December 31, 2008 and September 30, 2007,	$151.3	$166.8

Change in plan assets:
Fair value of plan assets at October 1,	$146.0	$132.3
Required adjustment - change in measurement date	0.3	---
Fair value of assets at beginning of the year (January 1, 2008)	146.3	132.3
Actual (loss) gain on plan assets	(30.2)	14.9
(Loss) gain due to foreign exchange	(7.2)	0.4
Employer contribution	3.4	9.6
Benefits and expenses paid	(12.0)	(11.2)
Fair value of plan assets at December 31, 2008 and September 30, 2007	$100.3	$146.0

Funded status and statement of financial position:
Fair value of plan assets at December 31, 2008 and September 30, 2007	$100.3	$146.0
Benefit obligation at December 31, 2008 and September 30, 2007	151.3	166.8
Funded status at December 31, 2008 and September 30, 2007	(51.0)	(20.8)
Amount contributed during fourth quarter	---	0.3
Funded status at December 31, 2008 and 2007	$(51.0)	$(20.5)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s defined benefit plans at December 31, 2008 and 2007:

	Pension Benefits
	December 31,
	2008	2007
	(Amounts in millions)

Current liabilities	$0.6	$0.6
Non-current liabilities	50.4	19.9
	$51.0	$20.5

The following amounts were recognized in accumulated other comprehensive (loss) income in the accompanying consolidated balance sheet at December 31, 2008 and 2007:

	Pension Benefits
	December 31,
	2008	2007
	(Amounts in millions)

Actuarial (loss) gain, net of tax provision of approximately $5.4 million at December 31, 2008 and 2007	$(27.6)	$9.0

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $151.3 million, $150.6 million and $100.3 million, respectively, as of December 31, 2008 and were approximately $166.8 million, $165.1 million and $146.0 million, respectively as of December 31, 2007.

At December 31, 2008, the expected future benefit payments for the Company’s defined benefit plans were as follows:

Year Ended	Defined Benefit
December 31,	Plan Payments
(Amounts in millions)

2009	$ 10.8
2010	10.8
2011	11.1
2012	11.1
2013	11.3
2014-2018	59.8

Plan assets primarily consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds.  At December 31, 2008 and 2007, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $2.2 million and $2.1 million, respectively, which have been contributed to trusts.  These assets are not included in the amount of fair value of plan assets at December 31, 2008 and 2007 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans.

The assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

For the year ended December 31,
	2008	2007	2006

Discount rate for projected benefit obligation	6.25%	5.80% - 6.25%	5.00% - 5.75%
Discount rate for pension costs	5.80% - 6.25%	5.00% - 5.75%	5.00% - 5.25%
Expected long-term average return on plan assets	7.00% - 7.75%	7.00% - 7.75%	7.00% - 7.75%
Rate of compensation increase	3.25% - 5.00%	3.75% - 5.00%	3.75% - 5.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured.  An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration.  Discount rates are selected based on high quality corporate bond yields of similar durations.

The Company’s net periodic benefit cost for its defined benefit plans for the three years ended December 31, 2008 consist of the following components:

	For the year ended December 31,
	2008	2007	2006
	(Amounts in millions)
Service cost	$0.5	$0.5	$1.0
Interest cost	9.7	9.6	9.0
Expected return on plan assets	(10.5)	(10.0)	(9.1)
Recognized actuarial gain	(0.1)	---	---
Net periodic benefit cost	$(0.4)	$0.1	$0.9

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses.  These amounts will be recognized in future periods as components of net periodic pension cost.  The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.7 million.

Other changes in assets and obligations recognized in other comprehensive income for the year ended December 31, 2008 consists of net losses of approximately $36.6 million and for the year ended December 31, 2007 consists of net gains of approximately $10.8 million, net of tax provision of approximately $4.0 million.

The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2008	2007
Cash and cash equivalents	2.2%	3.7%
Equity securities	64.9	69.6
Fixed income securities	32.5	26.5
Other	0.4	0.2
	100.0%	100.0%

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

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2009, the target allocation is 56.5% for equity securities, 42.0% for fixed income securities and 1.5% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2008 and 2007:

	Non-Pension Post
	Retirement Health Benefits
	For the Years Ended December 31,
	2008		2007
	(Amounts in millions)

Change in benefit obligation:
Benefit obligation at October 1,		$6.3		$6.2
Required adjustment - change in measurement date		0.1		---
Benefit obligation at beginning of the year (January 1, 2008)		6.4		6.2
Service cost		---		---
Interest cost		0.3		0.3
Amendments		---		---
Actuarial gain excluding assumption changes		(0.1)		(0.1)
Benefits and expenses paid		(0.2)		(0.1)
Benefit obligation at December 31, 2008 and September 30, 2007,		$6.4		$6.3

Change in plan assets:
Fair value of plan assets at October 1,	$	---	$	---
Employer contribution		0.2		0.1
Benefits and expenses paid		(0.2)		(0.1)
Fair value of plan assets at December 31, 2008 and September 30, 2007	$	---	$	---

Funded status and statement of financial position:
Fair value of plan assets	$	---	$	---
Benefit obligation		6.4		6.3
Funded status at December 31, 2008 and 2007		$(6.4)		$(6.3)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s post retirement health benefit plans at December 31, 2008 and 2007:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2008	2007
	(Amounts in millions)

Current liabilities	$0.4	$0.3
Non-current liabilities	6.0	6.0
	$6.4	$6.3

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 31, 2008 and 2007:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2008	2007
	(Amounts in millions)

Actuarial loss, net of tax benefit of approximately $0.1 million at December 31, 2007	$(0.2)	$(0.2)
Prior service cost, net of tax provision of approximately $0.4 million at December 31, 2007	0.8	0.6
	$0.6	$0.4

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

At December 31, 2008, the expected post retirement health benefit payments for the Company were as follows:

Post Retirement
Year Ended	Health Benefit
December 31,	Payments
(Amounts in millions)

2009	$0.3
2010	4.2
2011	0.3
2012	0.3
2013	0.3
2014-2018	1.0

The Company’s net periodic benefit cost for its post retirement health benefit plans for the three years ended December 31, 2008 consists of the following components:

	For the year ended December 31,
	2008		2007		2006
	(Amounts in millions)
Service cost	$	---	$	---	$0.1
Interest cost		0.3		0.3	0.7
Amortization of prior service cost		(0.2)		(0.2)	(1.5)
Recognized actuarial loss		---		---	---
Curtailment gain		---		---	(35.9)
Net periodic post-retirement health benefit cost (income)		$0.1		$0.1	$(36.6)

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

Other changes in assets and obligations recognized in other comprehensive income for the year ended December 31, 2008 consists of amortization of prior service cost credit of $0.1 million.  The year ended December 31, 2007 consists of amortization of prior service cost credit of $0.1 million, net of tax provision of approximately $0.1 million.

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 8.25% and 9.0% was assumed for 2008 and 2007, respectively.  For both 2008 and 2007, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013.

A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the Company’s Consolidated Balance Sheet at December 31, 2008.

8.    COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2008, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  At December 31, 2008, future minimum rental obligations aggregated approximately $80.4 million and are payable as follows:

Year Ended	Future Minimum
December 31,	Rental Obligations
(Amounts in millions)

2009	$21.0
2010	16.9
2011	12.9
2012	10.5
2013	7.5
Thereafter	11.6

Certain of these lease agreements provide for increased payments based on changes in the consumer price index.  Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $32.2 million, $31.0 million and $26.5 million for the three years ended December 31, 2008, respectively.  Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

At December 31, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $17.3 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at December 31, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then Nortek may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  As a result, the Company has recorded a contingent loss in connection with this arrangement of approximately $6.4 million in the third quarter of 2008, representing Management’s best estimate in accordance with SFAS No. 5, “Accounting for Contingencies”, without consideration as to any amount that the Company might receive under the buyer’s indemnification to Nortek.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $17.1 million and $11.1 million at December 31, 2008 and 2007, respectively.  Approximately $4.8 million of short-term liabilities and approximately $12.3 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2008 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $59.3 million of recorded insurance liabilities at December 31, 2008 relate to product liability accruals of approximately $39.5 million.

Changes in the Company’s combined short-term and long-term product liability accruals (see Note 10) during the year ended December 31, 2008 and 2007 are as follows:

	For the year ended December 31,
	2008	2007
	(Amounts in millions)

Balance, beginning of the period	$35.0	$27.8
Provision during the period	12.0	13.8
Payments made during the period	(8.2)	(6.1)
Other adjustments	0.7	(0.5)
Balance, end of the period	$39.5	$35.0

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

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 10) during the years ended December 31, 2008 and 2007 are as follows:

	For the year ended December 31,
	2008	2007
	(Amounts in millions)

Balance, beginning of period	$47.3	$41.2
Warranties provided during period	32.5	30.7
Settlements made during period	(27.2)	(26.7)
Changes in liability estimate, including expirations and acquisitions	(1.1)	2.1
Balance, end of period	$51.5	$47.3

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

During the year ended December 31, 2008, the Company recorded approximately $4.9 million of fees and expenses within the HTP segment in connection with the settlement of a dispute with one of its former suppliers.

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

9.   SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“Residential HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“Commercial HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During 2008, the Company changed the composition of its reporting segments to reflect the Residential HVAC segment separately.  In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The RVP segment manufactures and sells room and whole house ventilation products and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the DIY market.  The principal products sold by this segment include:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The HTP segment manufactures and sells a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting and home automation controls, and
•	structured wiring.

The Residential HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are:

•	split-system air conditioners,
•	heat pumps,
•	air handlers, and
•	furnaces and related equipment.

The Commercial HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom roof top cooling and heating products.

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

Net sales and operating (loss) earnings for the Company’s segments and pre-tax (loss) earnings for the Company are presented in the table that follows for the three years ended December 31, 2008:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Net sales:
Residential ventilation products	$715.9	$828.8	$821.0
Home technology products	514.1	570.2	484.5
Residential HVAC products	524.5	515.3	518.5
Commercial HVAC products	515.2	453.9	394.4
Consolidated net sales	$2,269.7	$2,368.2	$2,218.4
Operating (loss) earnings:
Residential ventilation products (1)	$(391.9)	$102.9	$139.5
Home technology products (2)	(39.2)	76.3	83.9
Residential HVAC products (3)	(176.8)	10.8	37.7
Commercial HVAC products (4)	34.2	20.3	27.2
Subtotal	(573.7)	210.3	288.3
Unallocated:
Stock-based compensation charges	(0.1)	(0.3)	(0.3)
Foreign exchange (losses) gains on transactions,
including intercompany debt	(1.0)	0.4	1.2
Estimated loss contingency on lease guarantee	(6.4)	---	---
Expenses of a terminated IPO	---	---	(2.5)
Compensation reserve adjustment	---	---	3.5
Unallocated, net	(28.9)	(25.1)	(25.7)
Consolidated operating (loss) earnings	(610.1)	185.3	264.5
Interest expense	(200.2)	(183.7)	(162.9)
Loss from debt retirement	(9.9)	---	---
Investment income	0.8	2.0	2.2
(Loss) earnings before provision for income taxes	$(819.4)	$3.6	$103.8

(1)	The operating results of the RVP segment for the year ended December 31, 2008 include:
•	a non-cash goodwill impairment charge of approximately $444.0 million,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $4.5 million,
•	a gain of approximately $2.7 million from the sale of certain segment manufacturing facilities,
•	approximately $2.2 million of estimated inefficient production costs and expenses associated with the relocation of certain manufacturing operations,
•	a reduction in the social liability reserve related to one of the segment’s foreign subsidiaries of approximately $2.0 million,
•	a charge of approximately $1.9 million related to the discontinuance of certain range hood products within the U.S. market,
•	approximately $1.8 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008,
•	approximately $0.7 million in net charges related to the closure of certain segment facilities and
•	net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the RVP segment for the year ended December 31, 2007 include:
•
a favorable adjustment to selling, general and administrative expense, net based upon the Company’s revised estimate of reserves provided in 2006 for certain suppliers in Italy and Poland of approximately $6.7 million,

•	approximately $2.9 million in charges related to the closure of certain segment facilities,
•	legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $2.1 million,
•	an approximately $1.9 million loss related to the settlement of litigation,
•	net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a charge to warranty expense of approximately $0.5 million related to a product safety upgrade and
•	a charge of approximately $0.4 million related to a reserve for amounts due from a customer.

The operating results of the RVP segment for the year ended December 31, 2006 include:
•	an approximately $35.9 million curtailment gain related to post-retirement medical and life insurance benefits,
•
reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements,

•	an approximately $3.5 million charge related to the closure of certain segment facilities and
•	an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade.

(2)	The operating results of the HTP segment for the year ended December 31, 2008 include:
•	a non-cash goodwill impairment charge of approximately $77.0 million,
•	approximately $4.9 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers,
•	a charge of approximately $2.7 million related to a reserve for amounts due from customers,
•	approximately $0.8 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008,
•	net foreign exchange losses of approximately $0.7 million related to transactions and
•	an approximately $0.1 million charge related to the closure of certain facilities.

The operating results of the HTP segment for the year ended December 31, 2007 include:
•	approximately $2.0 million of fees and expenses incurred in connection with a dispute with a supplier,
•	a reduction in warranty expense of approximately $0.7 million related to a product safety upgrade and
•	a charge of approximately $0.5 million related to a reserve for amounts due from customers.

The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade and net foreign exchange gains of approximately $0.1 million related to transactions.

(3)  The operating results of the Residential HVAC segment for the year ended December 31, 2008 include a non-cash goodwill impairment charge of approximately $189.0 million and approximately $0.9 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008.  The operating results of the Residential HVAC segment for the year ended December 31, 2006 include an approximately $1.6 million gain related to the favorable settlement of litigation.

(4)	The operating results of the Commercial HVAC segment for the year ended December 31, 2008 include:
•	an approximately $3.3 million non-cash write-down of a foreign subsidiary,
•	net foreign exchange gains of approximately $2.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a lease termination fee of approximately $1.9 million related to the closure of the segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	approximately $1.5 million of severance charges incurred related to certain reduction in workforce initiatives implemented during 2008, and
•	a gain on the settlement of litigation of approximately $1.2 million resulting from a prior bad debt write-off.

The operating results of the Commercial HVAC segment for the year ended December 31, 2007 include:
•	a charge of approximately $3.7 million related to the closure of the segment’s Mammoth, Inc. Chaska, Minnesota manufacturing facility,
•	net foreign exchange losses of approximately $2.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries and
•	a charge of approximately $1.8 million related to a reserve for amounts due from customers.

The operating results of the Commercial HVAC segment for the year ended December 31, 2006 include:
•
a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project and

•	net foreign exchange gains of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

See Notes 1, 2, 8, 11 and 12 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the three years ended December 31, 2008:

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Depreciation Expense:
Residential ventilation products	$16.0	$14.3	$12.9
Home technology products	6.3	5.8	4.4
Residential HVAC products	10.5	10.1	9.3
Commercial HVAC products	6.8	6.7	5.7
Unallocated	0.6	0.7	0.7
Consolidated depreciation expense	$40.2	$37.6	$33.0

Amortization expense:
Residential ventilation products (1)	$9.0	$6.3	$6.4
Home technology products (2)	13.0	13.3	11.4
Residential HVAC products (3)	0.8	0.9	1.2
Commercial HVAC products (4)	5.3	6.5	8.7
Unallocated	0.3	0.5	0.5
Consolidated amortization expense	$28.4	$27.5	$28.2

Capital Expenditures:
Residential ventilation products	$10.5	$13.7	$20.2
Home technology products	3.7	5.5	6.2
Residential HVAC products	6.3	12.8	6.1
Commercial HVAC products	4.9	4.3	9.6
Unallocated	---	0.1	0.2
Consolidated capital expenditures	$25.4	$36.4	$42.3

(1)  Includes amortization of approximately $0.3 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)  Includes amortization of approximately $0.2 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)  Includes amortization of approximately $0.2 million for the year ended December 31, 2008 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(4)  Includes amortization of approximately $2.8 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

Segment assets for the Company’s reporting segments are presented in the table that follows for the years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
	(Amounts in millions)

Segment Assets:
Residential ventilation products	$671.2	$1,202.7
Home technology products	603.8	704.0
Residential HVAC products	209.1	410.3
Commercial HVAC products	249.0	263.2
	1,733.1	2,580.2
Unallocated:
Cash and cash equivalents, including
current restricted cash	182.9	54.4
Prepaid income taxes	11.0	28.9
Other assets, including long-term restricted
investments and marketable securities	56.6	47.3
Consolidated assets	$1,983.6	$2,710.8

Foreign net sales were approximately 21.2%, 21.5% and 19.5% of consolidated net sales for the three years ended December 31, 2008, respectively.  Foreign Long-Lived Assets were approximately 10.7% and 7.8% of consolidated Long-Lived Assets for the years ended December 31, 2008 and 2007, respectively.  Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale.  As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables.  The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.  Accounts receivable from customers related to foreign operations decreased approximately $19.2 million or 17.5% between December 31, 2007 and December 31, 2008.  These risks are not significantly dissimilar among the Company’s four reporting segments.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

10.   ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Amounts in millions)

Payroll, pension and employee benefits	$44.6	$56.0
Contingent consideration	14.1	32.7
Insurance and employee health benefit accruals	18.7	17.4
Interest	30.1	19.4
Product warranty	26.2	27.3
Sales and marketing	25.9	33.6
Other, net	58.7	62.2
	$218.3	$248.6

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Amounts in millions)

Employee pension retirement benefit obligation	$50.4	$19.9
Product warranty	25.3	20.0
Post retirement health benefit obligations	6.0	6.0
Insurance	40.6	37.1
Other, net	38.4	42.6
	$160.7	$125.6

11.    RESTRUCTURING CHARGES

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company.

From 2006 through 2008, the RVP segment relocated certain of its kitchen range hood production to its Tecate, Mexico manufacturing facility and relocated the production of its bath cabinets to its Cleburne, Texas manufacturing facility.  In conjunction with the relocation of these manufacturing operations, the RVP segment shut down its NuTone subsidiary located in Cincinnati, Ohio, its Jensen subsidiary located in Vernon, California and its Aubrey subsidiary located in Union, Illinois.  As a result of these closures, the Company, through its RVP segment, recorded net expenses of approximately $0.7 million (of which approximately $0.8 million was recorded to cost of products sold), approximately $2.9 million (of which approximately $0.3 million was recorded to cost of products sold) and approximately $3.5 million (of which approximately $1.8 million was recorded to cost of products sold) for the years ended December 31, 2008, 2007 and 2006, respectively, consisting of severance, write-offs related to equipment sales and disposals and other expenses associated with these shutdowns.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Commercial HVAC segment’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown and approximately $0.3 million was expensed to selling, general and administrative expense, net related to the severance paid to the union employees.  In addition to the severance paid in the second quarter of 2007 related to the union employees, the Company recorded approximately $3.4 million in selling, general and administrative, net during the year ended December 31, 2007 related to shutdown costs and asset write-offs associated with the cessation of manufacturing operations at Chaska during the fourth quarter of 2007.

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

	Employee			Total
	Separation			Restructuring
	Expenses	Other		Costs
	(Amounts in millions)

Balance as of December 31, 2005	$1.0		$0.3	$1.3
Provision	---		0.5	0.5
Payment and asset write offs	(1.0)		(0.7)	(1.7)
Balance as of December 31, 2006	---		0.1	0.1
Provision	2.9		4.4	7.3
Payment and asset write offs	(1.3)		(3.5)	(4.8)
Balance as of December 31, 2007	1.6		1.0	2.6
Provision	0.9		(0.1)	0.8
Payment and asset write offs	(2.1)		(1.0)	(3.1)
Other	(0.2)		0.1	(0.1)
Balance as of December 31, 2008	$0.2	$	---	$0.2

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments.  Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

12.    INCOME AND EXPENSE ITEMS

For the three years ended December 31, 2008, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying consolidated statement of operations:

		For the Years Ended Dec. 31, *
		2008		2007		2006
		(Amounts in millions)

(1)	Gain from curtailment of post-retirement medical and life insurance benefits
	in the RVP segment	$	---	$	---	$(35.9)
(2)	(Gains) losses related to certain RVP segment suppliers based in Italy
	and Poland (see Note 8)		---		(6.7)	16.0
(3)	Estimated loss contingency on lease guarantee (see Note 8)		6.4		---	---
(4)	Severance charges incurred related to certain reduction in workforce
	initiatives implemented in all four segments (b)		5.0		---	---
(5)	Fees and expenses incurred in the HTP segment in connection with the
	dispute and settlement with one of its former suppliers		4.9		2.0	---
(6)	Cost and expenses incurred in the RVP segment in connection with
	the start up of a range hood facility in Mexico (a)		4.5		---	---
(7)	Product safety upgrade reserves in the RVP and HTP segments (a)		---		(0.2)	3.8
(8)	Charges related to the closure of the Commercial HVAC segment's
	Mammoth, Inc. Chaska, MN facility (see Note 11)		---		3.7	---
(9)	Net charges related to the closure of certain
	RVP segment facilities (see Note 11) (b)		0.7		2.9	3.5
(10)	Compensation reserve adjustment		---		---	(3.5)
(11)	Non-cash write-down of a foreign subsidiary in the Commercial HVAC segment		3.3		---	---
(12)	Foreign exchange losses (gains) related to transactions,
	including intercompany debt not indefinitely invested
	in Nortek's subsidiaries		(0.8)		3.1	(1.7)
(13)	Reserve for amounts due from customers in the RVP, HTP
	and Commercial HVAC segments		2.7		2.7	1.2
(14)	Gain from the sale of certain manufacturing facilities in the RVP segment		(2.7)		---	---
(15)	Write-off of expenses related to NTK Holdings' initial public offering (c)		---		---	2.5
(16)	Estimated inefficient production costs and expenses associated with the
	relocation of certain RVP segment manufacturing operations (b)		2.2		---	---
(17)	Legal and other professional fees and expenses incurred in connection
	with matters related to certain subsidiaries based in Italy and
	Poland in the RVP segment (see Note 8)		---		2.1	---
(18)	Reduction in social liability reserve related to one of the Company's
	foreign subsidiaries in the RVP segment		(2.0)		---	---
(19)	Charges related to the discontinuance of certain range hood products within
	the U.S. market in the RVP segment (a)		1.9		---	---
(20)	Lease termination fee related to the closure of the Commercial HVAC
	segment's Mammoth, Inc. Chaska, Minnesota manufacturing facility		1.9		---	---
(21)	Loss on settlement of litigation in the RVP segment		---		1.9	---
(22)	Gain on settlement of litigation in the Residential HVAC segment and Unallocated		---		---	(1.6)
(23)	Gain on settlement of litigation in the Commercial HVAC segment resulting
	from a prior bad debt write-off		(1.2)		---	---
(24)	Net charges related to the closure of certain
	HTP segment facilities (see Note 11)		0.1		---	---

*       Unless otherwise indicated, all items noted in the above table have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

(a)     Recorded in cost of products sold.

(b)     Approximately $0.8 million, $0.3 million and $1.8 million of the net charges related to the closure of certain RVP segment facilities was recorded in cost of products sold for the years ended December 31, 2008, 2007 and 2006, respectively.

Approximately $1.3 million of these severance charges incurred related to certain reduction in workforce initiatives was recorded in cost of products sold for the year ended December 31, 2008.

Approximately $1.8 million of these estimated inefficient production costs and expenses associated with the relocation of certain RVP segment manufacturing operations was recorded in cost of products sold for the year ended December 31, 2008.

(c)     On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 (last amended on September 15, 2006) with the Securities and Exchange Commission (“SEC”) for an initial public offering of shares of its common stock.  NTK Holdings withdrew its registration statement on Form S-1 in a filing with the SEC on November 13, 2007 due to the unsettled market conditions and expensed the costs incurred in connection with the initial public offering for the year ended December 31, 2006.

Nortek and Nortek Holdings have a management agreement with an affiliate of THL providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $2.0 million, $1.8 million and $2.3 million for the three years ended December 31, 2008, respectively, related to this management agreement in the accompanying Consolidated Statement of Operations.

13.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2008 and December 31, 2007:

	For the Quarter Ended
	March 29	June 28	September 27	December 31
	(Amounts in millions)
2008
Net sales	$540.2	$647.1	$582.6	$499.8
Gross profit	148.6	173.8	148.2	125.6
Selling, general and administrative expense, net	118.5	118.5	121.2	109.9
Goodwill impairment charge	---	---	600.0	110.0
Depreciation expense	10.7	10.2	10.4	8.9
Amortization expense	6.7	8.4	6.7	6.6
Operating earnings (loss)	23.4	46.9	(579.7)	(100.7)
Net loss	(14.0)	(43.5)	(636.6)	(150.4)

In addition to the non-cash goodwill impairment charge of approximately $710.0 million recorded in 2008 (approximately $110.0 million recorded in the fourth quarter of 2008), the Company’s operating loss includes approximately $26.9 million of net other expense items included in cost of products sold and selling, general and administrative expense, net (see Note 12).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of NTK Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of NTK Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s (deficit) investment, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTK Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
April 9, 2009

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.

CONDENSED BALANCE SHEET
(Dollar amounts in millions, except share data)

	December 31,
	2008		2007

ASSETS:
Investments and Other Assets:
Net intercompany balance and investment in subsidiaries	$	---	$658.8
Deferred debt expense		3.2	4.0
Total other long-term assets		3.2	662.8
Total assets		$3.2	$662.8

LIABILITIES AND STOCKHOLDER'S (DEFICIT) INVESTMENT:
Current Liabilities:
Accrued expenses and taxes, net		$4.2	$1.3

Long-term debt		634.4	572.5

Net intercompany balance and investments in subsidiaries		177.9	---

Commitments and Contingencies (Note 2)

Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at December 31, 2008 and 2007		---	---
Additional paid-in capital		25.9	21.6
(Accumulated deficit) retained earnings		(814.8)	29.7
Accumulated other comprehensive (loss) income		(24.4)	37.7
Total stockholder's (deficit) investment		(813.3)	89.0
Total liabilities and stockholder's (deficit) investment		$3.2	$662.8

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in millions)
Expenses:
Selling, general and administrative expense	$0.1	$0.2	$2.6
Interest expense	65.5	61.7	42.2
	65.6	61.9	44.8
Loss before equity in subsidiaries' earnings	(65.6)	(61.9)	(44.8)
Equity in subsidiaries' (loss) earnings
before provision for income taxes	(753.8)	65.5	148.6
(Loss) earnings before provision for income taxes	(819.4)	3.6	103.8
Provision for income taxes	25.1	10.6	46.1
Net (loss) earnings	$(844.5)	$(7.0)	$57.7

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2008		2007		2006
	(Amounts in millions)

Cash flows from operating activities:
Net (loss) earnings		$(844.5)		$(7.0)		$57.7

Adjustments to reconcile net earnings to cash:
Non-cash interest expense		65.5		61.7		42.2
Equity in subsidiaries' (loss) earnings before provision for income taxes		753.8		(65.5)		(148.6)
Current income tax provision		15.8		16.6		19.3
Deferred federal income tax provision (benefit)		9.3		(6.0)		26.8
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accrued expenses and taxes		0.1		0.2		2.6
Total adjustments to net earnings		844.5		7.0		(57.7)
Net cash provided by operating activities		---		---		---
Cash flows from investing activities:
Capital contribution to Nortek Holdings, Inc.		(4.2)		---		(25.9)
Net cash used in investing activities		(4.2)		---		(25.9)
Cash flows from financing activities:
Equity investments by THL-Nortek Investors, LLC		4.2		---		---
Borrowings under NTK Holdings' senior unsecured loan facility		---		---		200.8
Dividends		---		---		(174.9)
Net cash provided by financing activities		4.2		---		25.9
Net change in unrestricted cash and cash equivalents		---		---		---
Unrestricted cash and cash equivalents at the beginning of the period		---		---		---
Unrestricted cash and cash equivalents at the end of the period	$	---	$	---	$	---

The accompanying notes are an integral part of these condensed financial statements.

NTK HOLDINGS, INC. (PARENT COMPANY)
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF NTK HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the three years ended December 31, 2008

1.   NTK Holdings, Inc. (Parent Company) — Schedule I — Condensed Financial Information of NTK Holdings, Inc., included in this Form 10-K, provides all parent company information that is required to be presented in accordance with SEC rules and regulations for financial statement schedules.  The accompanying condensed financial statements have been prepared in accordance with the reduced disclosure requirements permitted by Form 10-K, Item 15, Schedule I — Condensed Financial Information of the Registrant.  The NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements are included elsewhere in this Form 10-K and are incorporated herein by reference.

2.   Descriptions of the consolidated goodwill impairment charge of approximately $710.0 million for the year ended December 31, 2008, material contingencies, significant provisions of long-term debt obligations and commitments of NTK Holdings and its subsidiaries are included in Notes 1, 5 and 8 of the Notes to the NTK Holdings, Inc. and Subsidiaries Consolidated Financial Statements, which are incorporated herein by reference.

3.   At December 31, 2008 and 2007, NTK Holdings’ subsidiaries, principally Nortek and its subsidiaries, had unrestricted cash and investments of approximately $182.2 million and $53.4 million, respectively.

4.   Based on the Company’s evaluation, it has determined that it has the ability to continue as a going concern for a reasonable period of time which includes at least through December 31, 2009.  Accordingly, the Company has prepared these Consolidated Financial Statements for 2008 on a going concern basis, as the Company believes that there is not a substantial doubt about its ability to continue as a going concern through December 31, 2009.  As discussed below, the Company has a substantial amount of debt service payments due over the next several years, beginning in the first quarter of 2010, which it may be unable to satisfy.

The Company’s evaluation is based on a number of estimates and assumptions including, among others, the overall economic environment and estimates of future operating results, capital expenditures and working capital needs.  While the Company believes that the estimates and assumptions that it has used are reasonable, there can be no assurance that the overall economic environment and the Company’s actual operating results, capital expenditures and working capital needs will not be different than the estimates and assumptions used.

NTK Holdings conducts no separate operations and acts only as a holding company. NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness. No cash payments are due under NTK Holdings’ indebtedness during 2009. For the year ending December 31, 2009, Nortek and its subsidiaries owe cash payments on outstanding indebtedness in the total amount of approximately $204.0 million. Nortek’s principal sources of liquidity include approximately $144.1 million of unrestricted cash and cash equivalents at December 31, 2008, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $38.1 million at December 31, 2008.

The Company has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  Such defaults, including cross defaults under substantially all of Nortek’s outstanding indebtedness, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding (see Note 5).

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments since August 27, 2004 (as defined).  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of December 31, 2008, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness (see Note 1).

At December 31, 2008, NTK Holdings had approximately $30.3 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

In April 2009, Moody’s downgraded the debt ratings for Nortek and NTK Holdings from “B3” to “Caa2” and issued a negative outlook.  Moody’s rating downgrade reflected the Company’s high leverage, reduced financial flexibility and the anticipated pressure of the difficult new home construction market and home values on the Company’s 2009 financial performance.  The negative ratings outlook reflected Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.

5.   The combined liabilities, excluding deferred income taxes and intercompany payables to the Company, of NTK Holdings’ subsidiaries as of December 31, 2008 were approximately $2,126.4 million consisting of approximately $1,599.4 million of short and long-term debt, approximately $152.3 million of accounts payable and approximately $374.6 million of short and long-term accruals, taxes and other obligations (of which approximately $213.9 million are classified as short-term).

NTK HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Charge to		Deduction		Balance at
	Beginning	Charged to Cost	Other		from		End of
Classification	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in millions)
For the year-ended December 31, 2006
Allowance for doubtful accounts and sales allowances	$6.6	$6.1	$0.6	(b)	$(3.9	) (a)	$9.4

For the year-ended December 31, 2007
Allowance for doubtful accounts and sales allowances	$9.4	$11.8	$1.7	(b)	$(10.7	) (a)	$12.2

For the year-ended December 31, 2008
Allowance for doubtful accounts and sales allowances	$12.2	$11.7	$0.2	(b)	$(9.6	) (a)	$14.5

(a)	Amounts written off, net of recoveries

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

	2.2
Amendment No. 1 to Stock Purchase Agreement by and among Kelso & Company, L.P., Third party Stockholders, Richard L. Bready, as the Management Representative on behalf of the Management Stockholders and the Option Sellers, and THL Buildco, Inc. dated August 27, 2004 (Exhibit 10.1 to Nortek Form 8-K filed September 1, 2004).

	2.3
THL Buildco, Inc. and Nortek, Inc. $625,000,000 8 ½% Senior Subordinated Notes due 2014 Purchase Agreement dated August 12, 2004 by and among Initial Issuer and the Initial Purchasers (Exhibit 2.9 to Nortek Form S-4 filed October 22, 2004).

	2.4	Purchase Agreement, dated as of February 10, 2005 (Exhibit 2.10 to NTK Holdings S-4 filed July 5, 2005).

	3.1	Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek Form S-4 filed October 22, 2004).

	3.2	By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek Form S-4 filed October 22, 2004).

	3.3	Certificate of Incorporation of NTK Holdings (Exhibit 3.1 to NTK Holdings S-4 filed July 5, 2005).

	3.4	By-Laws of NTK Holdings, Inc. (Exhibit 3.2 to NTK Holdings S-4 filed July 5, 2005).

	4.1
Indenture dated as of June 12, 2001 between Nortek, Inc. and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Nortek Registration Statement No. 333-64120 filed July 11, 2001).

	4.2
First Supplemental Indenture dated as of August 5, 2004 between Nortek, Inc. and U.S. Bank National Association as the successor in interest to State Street Bank and Trust Company, as Trustee under the Indenture dated June 12, 2001 relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.3 to Nortek Form S-4 filed October 22, 2004).

	4.3
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

	4.9
Indenture dated as of May 20, 2008 between Nortek, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent relating to the 10% Senior Secured Notes due 2013 (Exhibit 4.9 to Nortek S-4 filed August 11, 2008).

	4.10
Registration Rights Agreement dated as of May 20, 2008 by and among Nortek, Inc. and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and goldman, Sachs & Co as Initial Purchasers of the 10% Senior Secured Notes due 2013 (Exhibit 4.10 to Nortek S-4 filed August 11, 2008).

**	10.1
Form of Indemnification Agreement between Nortek, Inc. and its directors and certain officers (Appendix C to Nortek Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

**	10.2	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004 (Exhibit 10.2 to Nortek Form 8-K filed September 1, 2004).

**	10.3	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004 (Exhibit 10.3 to Nortek Form 8-K filed September 1, 2004).

**	10.4	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004 (Exhibit 10.4 to Nortek Form 8-K filed September 1, 2004).

	10.5	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees and dated August 27, 2004 (Exhibit 10.7 to Nortek From 8-K filed September 1, 2004).

*	10.6	First Amendment to the Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated December 29, 2008.

	10.7	Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated August 27, 2004 (Exhibit 10.9 to Nortek Form 8-K filed September 1, 2004).

	10.8	Amendment No. 1 to Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated February 10, 2005 (Exhibit 10.16 to Nortek Form 10-K filed March 9, 2006).

	10.9	Bryan Kelln Employment Offer Letter dated May 19, 2005 (Exhibit 99 to Nortek Form 8-K filed June 6, 2005).

	10.10	THL-Nortek Investors, LLC Amended and Restated Limited Liability Company Agreement dated as of April 16, 2008 (Exhibit 10.1 to Nortek Form 10-Q filed May 12, 2008).

	10.11
Credit Agreement, dated May 20, 2008 among Nortek, Inc., Ventrol Air Handling Systems Inc., the other Borrowers named therein, Bank of America, N.A., as Administrative Agent, Collateral Agent, U.S. Swing Line Lender and U.S. L/C Issuer, Bank of America, N.A. (acting through its Canada Branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders Party thereto, Banc of America Securities LLC, and Credit Suisse Securities (USA) LLC as Joint Lead Arrangers, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, and Goldman Sachs Credit Partners L.P., as Joint Bookrunners and Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents (Exhibit 10.15 to Nortek S-4 filed August 11, 2008).

	10.12
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