Form 10-Q
period 2009-04-04
NTK Holdings, Inc.
filed 2009-05-19
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                     (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

The number of shares of Common Stock outstanding as of May 15, 2009 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	April 4,	December 31,
	2009	2008
Assets
Current Assets:
Unrestricted cash and cash equivalents	$128.4	$182.2
Restricted cash	0.9	0.7

Accounts receivable, less allowances of $15.7 and $14.5	257.4	260.3
Inventories:
Raw materials	85.9	86.0
Work in process	26.4	26.9
Finished goods	184.7	183.4
	297.0	296.3

Prepaid expenses	13.4	12.8
Other current assets	9.4	9.5
Prepaid income taxes	10.0	11.0
Total current assets	716.5	772.8

Property and Equipment, at Cost:
Land	11.8	12.1
Buildings and improvements	101.8	103.6
Machinery and equipment	223.1	222.6
	336.7	338.3
Less accumulated depreciation	139.2	130.6
Total property and equipment, net	197.5	207.7

Other Assets:
Goodwill	810.8	810.8
Intangible assets, less accumulated amortization of $113.1 and $107.4	128.5	135.4
Deferred debt expense	44.7	47.1
Restricted investments and marketable securities	2.4	2.4
Other assets	7.5	7.4
	993.9	1,003.1
Total Assets	$1,907.9	$1,983.6

Liabilities and Stockholder’s Deficit

Current Liabilities:
Notes payable and other short-term obligations	$24.3	$32.7
Current maturities of long-term debt	135.5	13.1
Long-term debt (see Note B)	6.6	8.1
Accounts payable	139.8	152.3
Accrued expenses and taxes, net	198.5	218.3
Total current liabilities	504.7	424.5

Other Liabilities:
Deferred income taxes	34.3	31.8
Other	161.8	160.7
	196.1	192.5

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	2,070.3	2,179.9

Commitments and Contingencies (see Note F)

Stockholder’s Deficit:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at April 4, 2009 and
December 31, 2008	---	---
Additional paid-in capital	25.9	25.9
Accumulated deficit	(863.1)	(814.8)
Accumulated other comprehensive loss	(26.0)	(24.4)
Total stockholder's deficit	(863.2)	(813.3)
Total Liabilities and Stockholder's Deficit	$1,907.9	$1,983.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Dollar amounts in millions)

Net Sales	$439.0	$540.2

Costs and Expenses:
Cost of products sold	317.5	391.6
Selling, general and administrative expense, net (see Note C)	101.0	118.5
Amortization of intangible assets	5.9	6.7
	424.4	516.8
Operating earnings	14.6	23.4
Interest expense	(55.0)	(43.0)
Investment income	0.1	0.2
Loss before provision (benefit) for income taxes	(40.3)	(19.4)
Provision (benefit) for income taxes	8.0	(5.4)
Net loss	$(48.3)	$(14.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net loss	$(48.3)	$(14.0)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	15.5	17.4
Non-cash interest expense, net	19.2	17.0
Gain on sale of property and equipment	(0.1)	---
Deferred federal income tax provision (benefit)	3.5	(8.9)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	3.0	(4.6)
Inventories	(1.3)	(28.8)
Prepaids and other current assets	(0.3)	(3.2)
Accounts payable	(11.6)	43.4
Accrued expenses and taxes	(6.3)	(19.7)
Long-term assets, liabilities and other, net	1.8	1.9
Total adjustments to net loss	23.4	14.5
Net cash (used in) provided by operating activities	(24.9)	0.5
Cash Flows from investing activities:
Capital expenditures	(2.5)	(7.3)
Net cash paid for businesses acquired	(14.1)	---
Proceeds from the sale of property and equipment	0.1	0.1
Change in restricted cash and marketable securities	(0.2)	---
Other, net	---	(1.2)
Net cash used in investing activities	(16.7)	(8.4)
Cash Flows from financing activities:
Increase in borrowings	---	33.2
Payment of borrowings	(12.3)	(25.8)
Other, net	0.1	0.1
Net cash (used in) provided by financing activities	(12.2)	7.5
Net change in unrestricted cash and cash equivalents	(53.8)	(0.4)
Unrestricted cash and cash equivalents at the beginning of the period	182.2	53.4
Unrestricted cash and cash equivalents at the end of the period	$128.4	$53.0

Supplemental disclosure of cash flow information:

Interest paid	$32.0	$35.7

Income taxes paid, net	$5.7	$3.5

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

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE FIRST QUARTER ENDED APRIL 4, 2009
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	(Loss) Income	(Loss) Income

Balance, December 31, 2008	$25.9	$(814.8)	$(24.4)	$ ---
Net loss	---	(48.3)	---	(48.3)
Other comprehensive (loss) income:
Currency translation adjustment	---	---	(1.7)	(1.7)
Pension liability adjustment	---	---	0.1	0.1
Comprehensive loss				$(49.9)
Balance, April 4, 2009	$25.9	$(863.1)	$(26.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2009 AND MARCH 29, 2008

(A)
The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (“NTK Holdings”) and all of its wholly-owned subsidiaries, including Nortek, Inc. (“Nortek”), collectively the “Company”, and have been prepared on the basis of a going concern.  However, the conditions noted below create uncertainty about the Company’s ability to meet its debt obligations as they come due on March 1, 2010 and beyond.  The Unaudited Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Unaudited Financial Statements include the accounts of NTK Holdings and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  As used in this report, the term “Company” refers to NTK Holdings, Inc., together with its subsidiaries, unless the context indicates otherwise.  The term “Company” is used for convenience only and is not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the first quarter ended April 4, 2009 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2009.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current period presentation.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

NTK Holdings conducts no separate operations and acts only as a holding company.  NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness.  No cash payments are due under NTK Holdings’ indebtedness during 2009; however, NTK Holdings has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  Nortek has significant cash payments due on its indebtedness and certain other specified obligations in 2009 and thereafter.  For the year ending December 31, 2009, Nortek owes principal and interest payments on its indebtedness in the total amount of approximately $164.5 million.  In the fiscal year ending December 31, 2010, the total of principal and interest payments on Nortek’s indebtedness is approximately $146.6 million.  Nortek’s principal sources of liquidity include approximately $88.4 million of unrestricted cash and cash equivalents at April 4, 2009, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $40.0 million at April 4, 2009.

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

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of Nortek’s existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

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

The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During the fourth quarter of 2008, the Company changed the composition of its reporting segments to report the R-HVAC segment separately.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to reflect the new composition.

Goodwill and Other Long-Lived Assets

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions, net of any subsequent impairment losses.  At April 4, 2009 and December 31, 2008, the Company had approximately $810.8 million of goodwill recorded on its unaudited condensed consolidated balance sheet.  Goodwill, by reporting segment, at April 4, 2009 and December 31, 2008 was as follows:

RVP segment	$341.0
HTP segment	351.4
R-HVAC segment	43.0
C-HVAC segment	75.4
Consolidated	$810.8

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires considerable judgment in the valuation of acquired goodwill and other long-lived assets and the ongoing evaluation of goodwill and other long-lived assets impairment.  Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 and SFAS No. 141(R) for determining reporting units and include RVP, HTP R-HVAC and C-HVAC.

During 2008, the Company recognized a goodwill impairment charge totaling approximately $710.0 million based upon an interim impairment test performed during the third quarter and finalized in the fourth quarter.  As of December 31, 2008, the Company completed another interim impairment test, but no additional charges were recognized.  As of April 4, 2009, the Company has concluded that there were no indictors that would suggest it was more likely than not that an impairment had occurred.  Therefore, no additional impairment tests have been performed.

Consistent with the impairment test performed as of December 31, 2008, based on the Company’s estimates at April 4, 2009, the impact of reducing the Company’s fair value estimates by 10% would have no impact on the Company’s goodwill assessment for any of its reporting units, with the exception of the Company’s HTP reporting unit.  Assuming a 10% reduction in the Company’s fair value estimates, the carrying value of HTP may exceed its fair value, which could require the Company to perform additional testing under SFAS No. 142 to determine if there was a goodwill impairment for HTP.

In accordance with SFAS No. 144, the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS No. 144 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under SAFS No. 142, based on expectations of non-discounted future cash flows for each subsidiary.  SFAS No. 142 requires that the SFAS No. 144 impairment test be completed and any SFAS No. 144 impairment be recorded prior to the goodwill impairment test.  As of April 4, 2009, the Company has concluded that no indicators of impairment existed.

The Company’s businesses are experiencing a difficult market environment due primarily to weak residential new construction, remodeling and residential air conditioning markets and increased commodity costs, and expect these trends to continue in 2009.  The Company has evaluated the carrying value of reporting unit goodwill and long-lived assets and has determined that despite the current difficult market environment, no impairment indicators existed at April 4, 2009 or at the time these financial statements were completed.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” (“FSP No. 157-1”), and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”).  FSP No. 157-1 removes leasing from the scope of SFAS No. 157.  FSP No. 157-2 delayed the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The adoption of SFAS No. 157, FSP No. 157-1 and FSP No. 157-2 for the Company’s financial and non-financial assets and liabilities in the first quarter of 2008 and the first quarter of 2009, respectively, did not have a material impact on the Company’s financial position or results of operations.  As of April 4, 2009, the Company did not have any significant financial assets or liabilities carried at fair value other than cash which is valued based upon quoted prices for identical instruments in active markets at the measurement date (“Level 1 Input”).

In October 2008, the FASB issued FSP 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”).  FSP 157-3 expands upon the implementation guidance in SFAS No. 157 for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company’s financial position or results of operations.

Stock-Based Compensation of Employees, Officers and Directors

The Company follows the modified-prospective transition method of accounting for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  Under the modified-prospective transition method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value.  Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R was adopted, are based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation”.

At April 4, 2009, certain employees and consultants held approximately 23,269 C-1 units and approximately 40,745 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 23,169 and 23,116 were vested at April 4, 2009 and December 31, 2008, respectively.  The total grant date fair value of the C-1 units is approximately $1.2 million and approximately $0.1 million remains to be amortized at April 4, 2009.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At April 4, 2009 and December 31, 2008, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008.  The Company adopted SFAS No. 141(R) effective January 1, 2009.  Approximately $1.2 million of the Company’s unrecognized tax benefits as of December 31, 2008 was recognized and reduced the Company’s effective tax rate used in developing the income tax provision for the first quarter of 2009, rather than goodwill as stated under previous accounting principles.

(B)
At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of April 4, 2009, a definitive agreement was not signed.  As a result, the Company has classified approximately $6.6 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at April 4, 2009 and December 31, 2008, respectively.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay approximately $6.6 million at December 31, 2009 related to these loans in an event of non-compliance.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments (as defined by the respective indentures) since August 27, 2004.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of April 4, 2009, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness (see Note A).

At April 4, 2009, NTK Holdings had approximately $6.9 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

In May 2009, Moody’s affirmed its debt ratings for Nortek and NTK Holdings of “Caa2” and affirmed its negative outlook.  Moody’s rating affirmation reflected the Company’s high leverage, reduced financial flexibility and the anticipated continuing difficulties in the new home construction market and depressed home values on the Company’s 2009 financial performance.  The negative ratings outlook reflects Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.

In April 2009, Standard & Poor's (“S&P”) Ratings Services lowered its corporate credit rating on Nortek and issued a negative outlook.  Additionally S&P lowered the issue-level rating on Nortek's 10% senior secured notes due 2013 and on Nortek’s 8 1/2% senior subordinated notes due 2014.  In addition, S&P lowered the corporate credit rating on NTK Holdings and lowered the issue-level rating on NTK Holdings’ 10 3/4% senior discount notes due 2014. These rating actions reflect S&P’s expectations that NTK Holdings and Nortek's ability to service its current capital structure over the next year will be challenged as difficult operating conditions are likely to continue due to depressed new residential construction markets and an expected decline in remodeling and commercial construction activity.

(C)
During the first quarter ended April 4, 2009 and March 29, 2008, the Company’s results of operations include the following expense items recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

		For the first quarter ended
		April 4, 2009	March 29, 2008
		(Amounts in millions)

(1)	A charge related to reserves for amounts due from customers in the RVP,
	HTP and C-HVAC segments	$1.0	$	---
(2)	Foreign exchange losses related to transactions, including intercompany
	debt not indefinitely invested in Nortek's subsidiaries	0.1		0.1

Nortek and Nortek Holdings, Inc. have a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $0.5 million for each of the first quarters ended April 4, 2009 and March 29, 2008, respectively, related to this management agreement in the accompanying unaudited condensed consolidated statement of operations.

(D)	The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During 2008, the Company changed the composition of its reporting segments to report the R-HVAC segment separately.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to reflect the new composition.

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

The R-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are:

•	split-system air conditioners,
•	heat pumps,
•	air handlers, and
•	furnaces and related equipment.

The C-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom roof top cooling and heating products.

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

Unaudited net sales, operating earnings (loss) and pre-tax loss for the Company’s reporting segments for the first quarter ended April 4, 2009 and March 29, 2008 were as follows:

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$149.9	$188.2
Home technology products	98.4	124.1
Residential air conditioning and heating products	82.4	120.1
Commercial air conditioning and heating products	108.3	107.8
Consolidated net sales	$439.0	$540.2

Operating earnings (loss):
Residential ventilation products (1)	$9.0	$15.9
Home technology products (2)	1.1	10.3
Residential air conditioning and heating products	(5.3)	1.0
Commercial air conditioning and heating products (3)	16.2	3.7
Subtotal	21.0	30.9
Unallocated:
Foreign exchange gains on transactions, including intercompany debt	---	0.1
Unallocated, net	(6.4)	(7.6)
Consolidated operating earnings	14.6	23.4
Interest expense	(55.0)	(43.0)
Investment income	0.1	0.2
Loss before provision (benefit) for income taxes	$(40.3)	$(19.4)

(1)  The operating results of the RVP segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.1 million and foreign exchange losses of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the RVP segment for the first quarter ended March 29, 2008 include net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)  The operating results of the HTP segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.6 million and foreign exchange losses of approximately $0.2 million related to transactions.

(3)  The operating results of the C-HVAC segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.3 million and foreign exchange gains of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the first quarter ended March 29, 2008 include net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the first quarter ended April 4, 2009 and March 29, 2008 were as follows:

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.4	$4.2
Home technology products	1.6	1.6
Residential air conditioning and heating products	2.8	3.0
Commercial air conditioning and heating products	1.7	1.7
Other	0.1	0.2
Consolidated depreciation expense	$9.6	$10.7

Amortization expense:
Residential ventilation products	$1.7	$1.9
Home technology products	2.8	3.3
Residential air conditioning and heating products	0.2	0.1
Commercial air conditioning and heating products	1.2	1.3
Other	---	0.1
Consolidated amortization expense	$5.9	$6.7

Capital Expenditures:
Residential ventilation products	$0.6	$4.1
Home technology products	0.4	0.8
Residential air conditioning and heating products	0.7	1.7
Commercial air conditioning and heating products	0.8	0.7
Consolidated capital expenditures	$2.5	$7.3

As noted previously, during the fourth quarter of 2008, the Company changed the composition of its reporting segments to reflect the Residential HVAC segment separately.  Information relating to the R-HVAC and C-HVAC segments for the second and third quarters of 2008 has been restated and is presented below:

	For the three months ended
	June 28, 2008	Sept. 27, 2008
	(Dollar amounts in millions)
Net sales:
Residential air conditioning and heating products	$177.5	$138.0
Commercial air conditioning and heating products	151.4	131.9

Operating earnings (loss):
Residential air conditioning and heating products (1)	$14.6	$(197.9)
Commercial air conditioning and heating products	15.3	8.4

Depreciation Expense:
Residential air conditioning and heating products	$2.7	$2.6
Commercial air conditioning and heating products	1.7	1.7

Amortization expense:
Residential air conditioning and heating products	$0.2	$0.2
Commercial air conditioning and heating products	1.3	1.3

Capital Expenditures:
Residential air conditioning and heating products	$2.4	$1.4
Commercial air conditioning and heating products	2.2	0.3

(1)	The operating loss for the Residential HVAC segment for the three months ended September 27, 2008 includes an estimated non-cash goodwill impairment charge of approximately $200.0 million.

(E)
The Company provided income taxes on an interim basis based upon the effective tax rate through April 4, 2009.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately (19.9)% and 27.8% for the first quarter ended April 4, 2009 and March 29, 2008:

	For the first quarter ended
	April 4, 2009	March 29, 2008
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Increase in valuation allowance	(47.2)	---
Decrease (increase) in FIN 48 reserves, including interest	3.4	(2.9)
State income tax provision, net of federal income tax effect	(9.3)	(2.3)
Tax effect resulting from foreign activities	(0.6)	(3.2)
Non-deductible expenses	(1.2)	(1.3)
Other, net	---	2.5
Income tax at effective rate	(19.9)%	27.8%

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of economic conditions, the Company’s operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the May 2008 debt refinancing.  As a result of this analysis during the second quarter of 2008, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in 2008 of approximately $62.8 million.  For the first quarter ended April 4, 2009, the Company provided an additional federal, foreign and state valuation allowance of approximately $19.0 million.  In assessing the need for a valuation allowance, the Company assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets, and certain foreign deferred tax assets and net operating losses.

As of January 1, 2009, the Company had a liability of approximately $18.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  During the first quarter ended April 4, 2009, the Company recorded a reduction (tax benefit) to this reserve of approximately $1.2 million as a result of the lapse in the statute of limitations on certain foreign tax items.  As a result of additional provisions to the reserve during the first quarter of 2009, the liability for uncertain tax positions at April 4, 2009 is approximately $18.2 million.  The corresponding amount of gross uncertain tax benefits was approximately $33.0 million and $31.3 million at April 4, 2009 and December 31, 2008, respectively.

As of April 4, 2009, the Company has approximately $3.6 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2009.

As of January 1, 2009, the Company accrued approximately $4.5 million of interest related to uncertain tax positions.  As of April 4, 2009, the total amount of accrued interest related to uncertain tax positions is approximately $4.3 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(F)        At April 4, 2009, the Company’s former subsidiary, Ply Gem, guaranteed approximately $16.7 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and recorded an estimated liability related to this indemnified guarantee of approximately $0.7 million at April 4, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then Nortek may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  As a result, the Company has a contingent loss reserve of approximately $6.5 million at April 4, 2009 in connection with this arrangement, representing Management’s best estimate in accordance with SFAS No. 5, “Accounting for Contingencies”, without consideration as to any amount that the Company might receive under the buyer’s indemnification to Nortek.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $16.8 million and $17.1 million at April 4, 2009 and December 31, 2008, respectively.  Approximately $4.7 million of short-term liabilities and approximately $12.1 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at April 4, 2009 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $61.9 million of recorded insurance liabilities at April 4, 2009 relate to product liability accruals of approximately $42.0 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the first quarter ended April 4, 2009 and March 29, 2008 are as follows:

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Amounts in millions)

Balance, beginning of the period	$39.5	$35.0
Provision during the period	3.6	2.9
Payments made during the period	(1.1)	(2.1)
Balance, end of the period	$42.0	$35.8

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty and reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty accruals during the first quarter ended April 4, 2009 and March 29, 2008 are as follows:

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Amounts in millions)

Balance, beginning of the period	$51.5	$47.3
Warranties provided during the period	7.1	7.3
Settlements made during the period	(6.4)	(6.5)
Changes in liability estimate, including expirations	(0.4)	0.6
Balance, end of the period	$51.8	$48.7

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

(G)
The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.2 million and $1.6 million for the first quarter ended April 4, 2009 and March 29, 2008, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At April 4, 2009, the Company estimated that approximately $3.0 million would be contributed to the Company’s defined benefit pension plans in 2009, of which approximately $0.8 million was contributed through the first quarter of 2009.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the first quarter ended April 4, 2009 and March 29, 2008 consists of the following components:

	For the first quarter ended
	April 4, 2009	March 29, 2008
	(Dollar amounts in millions)

Service cost	$0.1	$0.1
Interest cost	2.3	2.5
Expected return on plan assets	(1.8)	(2.7)
Recognized actuarial loss	0.2	---
Net periodic benefit cost (income)	$0.8	$(0.1)

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first quarter ended April 4, 2009 and March 29, 2008 consists of the following components:

	For the first quarter ended
	April 4, 2009		March 29, 2008
	(Dollar amounts in millions)

Interest cost		$0.1		$0.1
Amortization of prior service cost		(0.1)		(0.1)
Net periodic post-retirement health cost	$	---	$	---

NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 4, 2009
AND THE FIRST QUARTER ENDED MARCH 29, 2008

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NTK Holdings, Inc. (“NTK Holdings”) and its wholly-owned subsidiaries (collectively with Nortek, Inc. (“Nortek”), the “Company”) are diversified manufacturers of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC“) segment and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC“) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

During the fourth quarter of 2008, the Company changed the composition of its reporting segments to report the R-HVAC segment separately.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to reflect the new composition.

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

The R-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are:

•	split-system air conditioners,
•	heat pumps,
•	air handlers, and
•	furnaces and related equipment.

The C-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom roof top cooling and heating products.

In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments.

Financial Statement Presentation

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings and all of its wholly-owned subsidiaries, including Nortek, and have been prepared on the basis of a going concern.  However, the conditions noted further below in “Liquidity and Capital Resources” create uncertainty about the Company’s ability to meet its debt obligations as they come due on March 1, 2010 and beyond.  The Unaudited Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles on a going concern basis.  (See “Liquidity and Capital Resources” and the Notes to the Unaudited Financial Statements included elsewhere herein.)  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements.  These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.  The Company’s critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses
•	Inventory Valuation
•	Income Taxes
•	Goodwill and Other Long-Lived Assets
•	Pensions and Post-Retirement Health Benefits
•	Warranty, Product Recalls and Safety Upgrades
•	Insurance Liabilities, including Product Liability, and
•	Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in NTK Holdings’ latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the first quarter ended April 4, 2009 and March 29, 2008:

	For the first quarter ended		Net Change
	April 4, 2009	March 29, 2008	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$149.9	$188.2	$(38.3)	(20.4	) %
Home technology products	98.4	124.1	(25.7)	(20.7)
Residential air conditioning and heating products	82.4	120.1	(37.7)	(31.4)
Commercial air conditioning and heating products	108.3	107.8	0.5	0.5
Consolidated net sales	$439.0	$540.2	$(101.2)	(18.7	) %
Operating earnings (loss):
Residential ventilation products (1)	$9.0	$15.9	$(6.9)	(43.4	) %
Home technology products (2)	1.1	10.3	(9.2)	(89.3)
Residential air conditioning and heating products	(5.3)	1.0	(6.3)	*
Commercial air conditioning and heating products (3)	16.2	3.7	12.5	*
Subtotal	21.0	30.9	(9.9)	(32.0)
Unallocated:
Foreign exchange gains on transactions, including intercompany debt	---	0.1	(0.1)	(100.0)
Unallocated, net	(6.4)	(7.6)	1.2	15.8
Consolidated operating earnings	$14.6	$23.4	$(8.8)	(37.6	) %
Depreciation and amortization expense:
Residential ventilation products	$5.1	$6.1	$(1.0)	(16.4	) %
Home technology products	4.4	4.9	(0.5)	(10.2)
Residential air conditioning and heating products	3.0	3.1	(0.1)	(3.2)
Commercial air conditioning and heating products	2.9	3.0	(0.1)	(3.3)
Unallocated	0.1	0.3	(0.2)	(66.7)
	$15.5	$17.4	$(1.9)	(10.9	) %
Operating earnings (loss) margin:
Residential ventilation products (1)	6.0%	8.4%
Home technology products (2)	1.1	8.3
Residential air conditioning and heating products	(6.4)	0.8
Commercial air conditioning and heating products (3)	15.0	3.4
Consolidated	3.3%	4.3%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	3.4%	3.2%
Home technology products	4.5	3.9
Residential air conditioning and heating products	3.6	2.6
Commercial air conditioning and heating products	2.7	2.8
Consolidated	3.5%	3.2%

*	not meaningful or not applicable

(1)  The operating results of the RVP segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.1 million and foreign exchange losses of approximately $0.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the RVP segment for the first quarter ended March 29, 2008 include net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)  The operating results of the HTP segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.6 million and foreign exchange losses of approximately $0.2 million related to transactions.

(3)  The operating results of the C-HVAC segment for the first quarter ended April 4, 2009 include a charge related to reserves for amounts due from customers of approximately $0.3 million and foreign exchange gains of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the first quarter ended March 29, 2008 include net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The following table presents the financial information for the first quarter ended April 4, 2009 and March 29, 2008.  The results of operations for the first quarter ended April 4, 2009 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first quarter of 2009
			as compared to the
	For the first quarter ended		first quarter of 2008
	April 4, 2009	March 29, 2008	$	%
	(Dollar amounts in millions)

Net sales	$439.0	$540.2	$(101.2)	(18.7	) %
Cost of products sold	317.5	391.6	74.1	18.9
Selling, general and administrative expense, net (1)	101.0	118.5	17.5	14.8
Amortization of intangible assets	5.9	6.7	0.8	11.9
Operating earnings	14.6	23.4	(8.8)	(37.6)
Interest expense	(55.0)	(43.0)	(12.0)	(27.9)
Investment income	0.1	0.2	(0.1)	(50.0)
Loss before provision (benefit) for income taxes	(40.3)	(19.4)	(20.9)	*
Provision (benefit) for income taxes	8.0	(5.4)	(13.4)	*
Net loss	$(48.3)	$(14.0)	$(34.3)	*	%

					Change in percentage for
	Percentage of net sales for				the first quarter of 2009
	the first quarter ended				as compared to the
	April 4, 2009		March 29, 2008		first quarter of 2008

Net sales	100.0%		100.0%		---%
Cost of products sold	72.3		72.5		0.2
Selling, general and administrative expense, net (1)	23.1		21.9		(1.2)
Amortization of intangible assets	1.3		1.3		---
Operating earnings	3.3		4.3		(1.0)
Interest expense	(12.5)		(8.0)		(4.5)
Investment income	---		0.1		(0.1)
Loss before provision (benefit) for income taxes	(9.2)		(3.6)		(5.6)
Provision (benefit) for income taxes	1.8		(1.0)		(2.8)
Net loss	(11.0	) %	(2.6	) %	(8.4	) %

(1)	See Note C of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

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

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the first quarter of 2009 and are expected to continue throughout the remainder of 2009.  Key industry activity affecting the Company’s businesses in the United States for the first quarter of 2009, the fourth quarter of 2008 and the full year 2008 were as follows:

		% Increase / (Decrease)
	Sources	1st Quarter	4th Quarter	Full Year
	of Data	2009	2008	2008
Private residential construction spending	1	(32)%	(25)%	(28)%
Total housing starts	1	(51)%	(44)%	(33)%
New home sales	1	(38)%	(42)%	(38)%
Existing home sales	3	(7)%	(6)%	(13)%
Residential improvement spending	1	(8)%	4%	(10)%
Central air conditioning and heat pump shipments	2	(25)%	(26)%	(9)%
Private non-residential construction spending	1	---%	8%	15%
Manufactured housing shipments	1	(45)%	(29)%	(14)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	National Association of Realtors

During 2008, and continuing into the first quarter of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.8 million in cost reductions was achieved during the first quarter of 2009 as compared to the first quarter of 2008.  The Company’s total selling, general and administrative expense, net was approximately $17.5 million lower, while overhead expense charged to cost of products sold was approximately $4.7 million lower for the first quarter of 2009 over the first quarter of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

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

First quarter ended April 4, 2009 as compared to the first quarter ended March 29, 2008

Net Sales.  As discussed further in the following paragraphs, consolidated net sales for the first quarter ended April 4, 2009 (“first quarter of 2009”) decreased by approximately $101.2 million, or 18.7%, as compared to the first quarter ended March 29, 2008 (“first quarter of 2008”).  The effect of changes in foreign currency exchange rates reduced net sales by approximately $18.1 million in the first quarter of 2009.  Excluding the effect of changes in foreign currency exchange rates, consolidated net sales for the first quarter of 2009 decreased approximately $83.1 million as compared to the first quarter of 2008.

In the RVP segment, net sales for the first quarter of 2009 decreased approximately $38.3 million or 20.4% as compared to the first quarter of 2008.  Net sales in the RVP segment for the first quarter of 2009 reflect a decrease of approximately $9.1 million attributable to the effect of changes in foreign currency exchange rates.

Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the first quarter of 2009 decreased approximately $29.2 million as compared to the first quarter of 2008.  This decrease reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, slightly offset by higher average unit sales prices of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the first quarter of 2009 decreased slightly as compared to the first quarter of 2008.  Higher average unit sales prices of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2008.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79.2% of the RVP segment’s total gross sales for the first quarter of 2009.  Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 15.6% in the first quarter of 2009 and, excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 29.9% in the first quarter of 2009.

In the HTP segment, net sales for the first quarter of 2009 decreased approximately $25.7 million or 20.7% as compared to the first quarter of 2008.  Net sales in the HTP segment for the first quarter of 2009 include a decrease of approximately $0.3 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the HTP segment for the first quarter of 2009 decreased approximately $25.4 million.  A decrease in sales volume of products sold within this segment, coupled with higher sales returns, drove the decrease in net sales year over year.

In the R-HVAC segment, net sales for the first quarter of 2009 decreased approximately $37.7 million or 31.4% as compared to the first quarter of 2008.  This decrease is primarily a result of lower sales volume of HVAC product sold to residential site built and manufactured housing customers as a result of the overall economic downturn in the housing industry.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 3.8% and 4.5% of the Company’s consolidated net sales for the first quarter of 2009 and 2008, respectively.

In the C-HVAC segment, net sales for the first quarter of 2009 increased approximately $0.5 million or 0.5% as compared to the first quarter of 2008.  Net sales in the C-HVAC segment for the first quarter of 2009 include a decrease of approximately $8.7 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the first quarter of 2009 increased approximately $9.2 million.  This increase is due, in part, to an increase in sales volume of air handlers by certain of the segment’s U.S and Canadian subsidiaries, approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 and, to a lesser extent, from price increases implemented in 2008.  Backlog for C-HVAC products was approximately $178.4 million at April 4, 2009, approximately $202.0 million at December 31, 2008 and approximately $259.8 million at March 29, 2008.  The decrease in backlog at April 4, 2009 as compared to December 31, 2008 reflects a decrease in orders during the past several months for jobs expected to be delivered over the next six to nine months.  The decrease in backlog at April 4, 2009 as compared to March 29, 2008 reflects the completion of a sizeable job during 2008 resulting in a decrease to backlog of approximately $72.7 million.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 21.9% and 22.3% of consolidated net sales for the first quarter of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 11.5% and 9.2% of consolidated net sales for the first quarter of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and C-HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 8.0% and 10.7% of consolidated net sales for the first quarter of 2009 and 2008, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and C-HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold for the first quarter of 2009 was approximately $317.5 million as compared to approximately $391.6 million for the first quarter of 2008.  Cost of products sold as a percentage of net sales decreased from approximately 72.5% for the first quarter of 2008 to approximately 72.3% for the first quarter of 2009 primarily as a result of the factors described below.

The Company continually reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation when possible.  During 2008, the Company implemented certain price increases, which have carried over into the first quarter of 2009, in each of its four segments to help offset higher costs.

Overall, consolidated material costs were approximately $197.1 million or 44.9% of net sales for the first quarter of 2009 and approximately $253.5 million or 46.9% of net sales for the first quarter of 2008.  During the first quarter of 2009, the Company experienced lower material costs as compared to the first quarter of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  Strategic sourcing initiatives and improvements in manufacturing efficiency also contributed to the decrease in material costs in the first quarter of 2009 as compared to the first quarter of 2008.

Direct labor costs were approximately $27.9 million or 6.4% of net sales for the first quarter of 2009 and approximately $32.0 million or 5.9% of net sales for the first quarter 2008.

Overhead costs were approximately $72.6 million or 16.5% of net sales for the first quarter of 2009 and approximately $77.3 million or 14.3% of net sales for the first quarter of 2008.

The increase in the percentage of overhead costs to net sales, and to a lesser extent the increase in the percentage of direct labor costs to net sales, is due, in part, to a decrease in sales volume which results in a lower absorption rate.  The increase in the percentage of overhead costs to net sales also reflects the effect of lower sales volume and the fixed nature of certain overhead costs.

Freight costs were approximately 4.9% and 5.3% of net sales for the first quarter of 2009 and 2008, respectively.  During the first quarter of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the first quarter of 2008.  Continued strategic sourcing initiatives and other cost reduction measures also help to mitigate fluctuations in fuel costs.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the first quarter of 2009 was approximately $113.5 million or 75.7% of the segment’s net sales, as compared to approximately $139.5 million, or 74.1% of the segment’s net sales for the first quarter of 2008.  Cost of products sold in the RVP segment for the first quarter of 2009 includes a decrease of approximately $7.2 million related to the effect of changes in foreign currency exchange rates.  The increase in the percentage of cost of products sold to net sales reflects a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in overhead costs, as well as an increase in material costs as a percentage of net sales resulting primarily from purchases of steel and motors.

In the HTP segment, cost of products sold for the first quarter of 2009 was approximately $56.9 million or 57.8% of the segment’s net sales, as compared to approximately $67.7 million, or 54.6% of the segment’s net sales for the first quarter of 2008.  The increase in the percentage of cost of products sold to net sales primarily as a result of lower sales without a proportionate decrease in overhead costs.  Cost of products sold in the HTP segment for the first quarter of 2009 also reflects a decrease of approximately $0.1 million related to the effect of changes in foreign currency exchange rates.

In the R-HVAC segment, cost of products sold for the first quarter of 2009 was approximately $73.8 million, or 89.6% of the segment’s net sales, as compared to approximately $102.6 million, or 85.4% of the segment’s net sales, for the first quarter of 2008.  Material costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 62.6% and 60.7% for the first quarter of 2009 and 2008, respectively.  The increase in cost of products sold as a percentage of net sales reflects a decrease in sales volume without a proportionate decrease in costs and expenses, including material costs relating to purchases of motors.

In the C-HVAC segment, cost of products sold for the first quarter of 2009 was approximately $73.3 million, or 67.7% of the segment’s net sales, as compared to approximately $81.8 million, or 75.9% of the segment’s net sales, for the first quarter of 2008.  Direct labor costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 13.0% and 11.5% in the first quarter of 2009 and 2008, respectively.  The decrease in cost of products sold as a percentage of net sales reflects the effect of approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs, as well as, an increase in sales volume without a proportionate increase in costs and expenses, including a decrease in material costs as a percentage of net sales.  Cost of products sold in the C-HVAC segment for the first quarter of 2009 also includes a decrease of approximately $6.3 million related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $101.0 million for the first quarter of 2009 as compared to approximately $118.5 million for the first quarter of 2008.  SG&A decreased in the first quarter of 2009 as compared to the same period of 2008, in part, due to cost reduction measures initiated in 2008 and 2009.  SG&A as a percentage of net sales increased from approximately 21.9% for the first quarter of 2008 to approximately 23.1% for the first quarter of 2009 as a result of the decline in net sales.

SG&A for the first quarter of 2009 includes, among others, (1) a charge related to reserves for amounts due from customers in the RVP, HTP and C-HVAC segments of approximately $1.0 million, (2) a decrease of approximately $3.8 million related to the effect of changes in foreign currency exchange rates and (3) net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries of approximately $0.1 million.  SG&A for the first quarter of 2008 includes, among others, net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries of approximately $0.1 million.

Amortization of Intangible Assets.  Amortization of intangible assets decreased approximately $0.8 million from approximately $6.7 million for the first quarter of 2008 to approximately $5.9 million for the first quarter of 2009.  The decrease is primarily the result of finalizing the fair value adjustments to intangible assets relating to acquisitions in the RVP and HTP segments during the first half of 2008.

Depreciation Expense.  Depreciation expense decreased approximately $1.1 million from approximately $10.7 million for the first quarter of 2008 to approximately $9.6 million for the first quarter of 2009.  This decrease is primarily attributable to the decrease in the level of capital expenditures in the first quarter of 2009 as compared to the first quarter of 2008.

Operating Earnings.  Consolidated operating earnings decreased by approximately $8.8 million from approximately $23.4 million for the first quarter of 2008 to approximately $14.6 million for the first quarter of 2009.  The effect of changes in foreign currency exchange rates decreased operating earnings by approximately $0.6 million for the first quarter of 2009.  Excluding the effect of changes in foreign currency exchange rates, operating earnings decreased approximately $8.2 million for the first quarter of 2009 as compared to the first quarter of 2008.  The remaining decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.

For the first quarter of 2009, the RVP segment had operating earnings of approximately $9.0 million as compared to approximately $15.9 million for the first quarter of 2008.  This decrease is primarily a result of lower sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decline in overhead costs and an increase in material costs related to purchases of steel and motors, and includes the effect of the factors discussed below.

Operating earnings in the RVP segment for the first quarter of 2009 and 2008 also includes the following other expense (income) items:

		First quarter of
		2009	2008
		(Amounts in millions)

(1)	Decreased amortization of intangible assets	$(0.2)	$	---
(2)	Decreased depreciation expense of property and equipment	(0.8)		---
(3)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	0.4		0.5
(4)	A charge related to reserves for amounts due from customers	0.1		---

For the first quarter of 2009, the HTP segment had operating earnings of approximately $1.1 million as compared to operating earnings of approximately $10.3 million for the first quarter of 2008.  This decrease is primarily a result of decreased sales volume without a proportionate decrease in overhead costs.

Operating earnings of the HTP segment for the first quarter of 2009 also reflect (1) a net foreign exchange loss of approximately $0.2 million related to transactions, (2) approximately $0.5 million of decreased amortization of intangible assets, (3) a charge related to reserves for amounts due from customers of approximately $0.6 million and (4) an increase in operating earnings of approximately $0.2 million related to the effect of changes in foreign currency exchange rates.

For the first quarter of 2009, the R-HVAC segment had an operating loss of approximately $5.3 million as compared to operating earnings of approximately $1.0 million for the first quarter of 2008.  This decrease is primarily the result of decreased sales volume without a proportionate decrease in costs and expenses, including material costs relating to purchases of motors.

Operating losses of the R-HVAC segment for 2009 also reflect approximately $0.2 million of decreased depreciation expense of property and equipment and approximately $0.1 million of increased amortization of intangible assets.

For the first quarter of 2009, the C-HVAC segment had operating earnings of approximately $16.2 million as compared to approximately $3.7 million for the first quarter of 2008.  This increase is primarily the result of increased sales volume without a proportionate increase in costs and expenses, including a decrease in material costs relating to the purchase of steel, copper and aluminum, approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses and, to a lesser extent, from price increases implemented in 2008.

Operating earnings of the C-HVAC segment for the first quarter of 2009 also reflect (1) a charge related to reserves for amounts due from customers of approximately $0.3 million, (2) a net foreign exchange gain of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries, (3) approximately $0.1 million of decreased amortization of intangible assets and (4) a decrease in earnings of approximately $0.8 million from the effect of changes in foreign currency exchange rates.  Operating earnings of the C-HVAC segment for the first quarter of 2008 reflect net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, were approximately 0.5% and 6.1% of operating earnings (before unallocated and corporate expenses) for the first quarter of 2009 and 2008, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $12.0 million, or approximately 27.9%, during the first quarter of 2009 as compared to the first quarter of 2008.  This increase is primarily due to the impact of higher interest rates of approximately $8.9 million as a result of Nortek’s 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) and Nortek’s new five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and higher average principal balances of approximately $1.7 million.  In addition, the Company’s interest expense increased approximately $1.1 million in the first quarter of 2009 related to increased amortization of deferred debt expense related to the additional deferred financing costs associated with Nortek’s 10% Senior Secured Notes and Nortek’s ABL Facility.

Investment Income.  Investment income for the first quarter of 2009 was approximately $0.1 million as compared to approximately $0.2 million for the first quarter of 2008.

Provision for Income Taxes.  The provision for income taxes for the first quarter of 2009 was approximately $8.0 million as compared to a benefit from income taxes of approximately $5.4 million for the first quarter of 2008.  The effective income tax rates of approximately (19.9)% and 27.8% for the first quarter of 2009 and 2008, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between the first quarter of 2009 and 2008 is principally due to increases in valuation allowances against deferred tax assets and interest on uncertain tax positions.  See Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.

Net Loss.  Consolidated net loss increased by approximately $34.3 million from approximately $14.0 million for the first quarter of 2008 to approximately $48.3 million for the first quarter of 2009.  This increase was primarily due to the factors discussed above, which includes a decrease of approximately $8.8 million in consolidated operating earnings, an increase of approximately $13.4 million in the provision for income taxes, an increase of approximately $12.0 million in interest expense and a decrease in investment income of approximately $0.1 million.

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

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarter of 2009 and 2008:

	For the first quarter of
	2009	2008
	(Dollar amounts in millions)

Net loss (1), (2)	$(48.3)	$(14.0)
Provision (benefit) for income taxes	8.0	(5.4)
Interest expense (3)	55.0	43.0
Investment income	(0.1)	(0.2)
Depreciation expense	9.6	10.7
Amortization expense	5.9	6.7
EBITDA	$30.1	$40.8

(1)  Net loss and EBITDA for the first quarter of 2009 includes a charge related to reserves for amounts due from customers of approximately $1.0 million and net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)  Net loss and EBITDA for the first quarter of 2008 includes net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(3)  Interest expense for the first quarter of 2009 includes cash interest of approximately $35.8 million and non-cash interest of approximately $19.2 million.  Interest expense for the first quarter of 2008 includes cash interest of approximately $26.0 million and non-cash interest of approximately $17.0 million.

Liquidity and Capital Resources

NTK Holdings conducts no separate operations and acts only as a holding company.  NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness.  No cash payments are due under NTK Holdings’ indebtedness during 2009; however, NTK Holdings has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.  During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  Nortek has significant cash payments due on its indebtedness and certain other specified obligations in 2009 and thereafter.  For the year ending December 31, 2009, Nortek owes principal and interest payments on its indebtedness in the total amount of approximately $164.5 million.  In the fiscal year ending December 31, 2010, the total of principal and interest payments on Nortek’s indebtedness is approximately $146.6 million.  Nortek’s principal sources of liquidity include approximately $88.4 million of unrestricted cash and cash equivalents at April 4, 2009, cash flow from Nortek’s subsidiaries in 2009, Nortek’s ability to borrow under the terms of its ABL Facility and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $40.0 million at April 4, 2009.

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

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of Nortek’s existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  The failure by NTK Holdings to make such payments will constitute events of default under the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

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

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the first quarter of 2009 and are expected to continue throughout the remainder of 2009.

During 2008, and continuing into the first quarter of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.8 million in cost reductions was achieved during the first quarter of 2009 as compared to the first quarter of 2008.  The Company’s total selling, general and administrative expense, net was approximately $17.5 million lower, while overhead expense charged to cost of products sold was approximately $4.7 million lower for the first quarter of 2009 over the first quarter of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

The Company’s outlook for 2009 is for the challenging market conditions to continue.  Additionally, the weak economy and credit market is expected to continue to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repair expenditures.  The Company is looking at its business with a long-term view and a continued focus on its low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of the Company’s businesses so it can maximize cash flow from operating activities.  During this challenging environment, the Company will only fund necessary capital investments that will improve its business operations.

The Company has accumulated significant amounts of cash and its unrestricted cash balances at April 4, 2009 were approximately $128.4 million.  In addition, as noted above the Company has instituted certain strategies to significantly reduce spending levels in 2009 in a manner to minimize the impact on its customers, suppliers, market shares or their brands.  The Company believes that these measures will allow the Company to continue to maintain its business operations through the expected downturn in sales activity.

In addition, uncertainties due to the significant instability in the mortgage markets and the resultant impact on the overall credit market could continue to adversely impact the Company’s business.  The tightening of credit standards and the decrease in home values are expected to result in a decline in consumer spending for home remodeling and replacement projects which could continue to adversely impact the Company’s operating results and the cash flow from its subsidiaries.  Additionally, increases in the cost of home mortgages and the difficulty in obtaining financing for new homes could continue to materially impact the sales of the Company’s products in the residential construction market.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments (as defined by the respective indentures) since August 27, 2004.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of April 4, 2009, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.

At April 4, 2009, NTK Holdings had approximately $6.9 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of April 4, 2009, a definitive agreement was not signed.  As a result, the Company has classified approximately $6.6 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at April 4, 2009 and December 31, 2008, respectively.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay approximately $6.6 million at December 31, 2009 related to these loans in an event of non-compliance.

In May 2009, Moody’s affirmed its debt ratings for Nortek and NTK Holdings of “Caa2” and affirmed its negative outlook.  Moody’s rating affirmation reflected the Company’s high leverage, reduced financial flexibility and the anticipated continuing difficulties in the new home construction market and depressed home values on the Company’s 2009 financial performance.  The negative ratings outlook reflects Moody’s concern that the market for the Company’s products will remain under significant pressure so long as new housing starts do not rebound and that the repair and remodeling market could contract further in 2009.  Additionally, Moody’s was concerned whether the Company’s cost cutting initiatives would be successful enough to offset pressure on the Company’s sales.

In April 2009, Standard & Poor's (“S&P”) Ratings Services lowered its corporate credit rating on Nortek and issued a negative outlook.  Additionally S&P lowered the issue-level rating on Nortek's 10% senior secured notes due 2013 and on Nortek’s 8 1/2% senior subordinated notes due 2014.  In addition, S&P lowered the corporate credit rating on NTK Holdings and lowered the issue-level rating on NTK Holdings’ 10 3/4% senior discount notes due 2014. These rating actions reflect S&P’s expectations that NTK Holdings and Nortek's ability to service its current capital structure over the next year will be challenged as difficult operating conditions are likely to continue due to depressed new residential construction markets and an expected decline in remodeling and commercial construction activity.

The Company had consolidated debt at April 4, 2009 of approximately $2,236.7 million consisting of the following:

(Amounts in millions)
NTK Holdings’ 10 3/4% Senior Discount Notes due 2014 (“10 3/4% Notes”), net of unamortized discount of approximately $17.2 million	$385.8
NTK Holdings’ senior unsecured loan facility due 2014, including approximately $63.5 million of debt accretion related to the PIK option *	265.2
Subtotal	651.0

Nortek’s 10% Senior Secured Notes due 2013, net of unamortized discount of approximately $6.8 million	743.2
Nortek’s 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0
Nortek’s ABL Facility	145.0
Nortek’s long-term notes, mortgage notes and other indebtedness	38.2
Nortek’s short-term bank obligations	24.3
Nortek’s 9 7/8% Senior Subordinated Notes due 2011, including unamortized premium	10.0
Subtotal	1,585.7

Consolidated debt at April 4, 2009	$2,236.7

*	Also net of approximately $3.3 million of unamortized debt discount at April 4, 2009.

During the first quarter of 2009, the Company had a net increase in its consolidated debt of approximately $2.9 million resulting from:

(Amounts in millions)

Non-cash interest activity (1)	$16.9
Other debt activity (2)	(14.0)

$2.9

(1)  Debt activity related to non-cash interest activity is comprised of the following:

(Amounts in millions)
Debt accretion relating to NTK Holdings’ 10 3/4% Senior Discount Notes	$9.9
Debt accretion relating to the PIK option on NTK Holdings’ senior unsecured loan facility	6.5
Amortization of debt discount, net relating to NTK Holdings’ senior unsecured loan facility and Nortek’s 10% Senior Secured Notes	0.5
$16.9

(2)  Other debt activity is comprised of the following:

(Amounts in millions)
Principal payments	$(12.3)
Changes in foreign currency exchange rates and other	(1.7)
$(14.0)

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

From time to time, the Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions, but does not expect to consummate any acquisitions in 2009.  Contingent consideration of approximately $14.1 million related to the acquisition of Gefen, Inc., which was accrued for at December 31, 2008, was paid during the first quarter of 2009.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $11.3 million.

As noted previously, the Company expects to meet its cash flow requirements for fiscal 2009, including debt repayments and payments related to acquisitions, from existing cash and cash equivalents, cash from operations and the use of borrowings under Nortek’s ABL Facility.  Nortek and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of these parties, however, no significant changes in these obligations have occurred since December 31, 2008.

The Company’s combined short-term and long-term product liability accruals increased from approximately $39.5 million at December 31, 2008 to approximately $42.0 million at April 4, 2009.  Product liability expense increased from approximately $2.9 million for the first quarter of 2008 to approximately $3.6 million for the first quarter of 2009.  This increase in expense is primarily the result of the RVP segment, which experienced an increase in product liability expense of approximately $0.7 million in the first quarter of 2009 as compared to the first quarter of 2008.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $51.5 million at December 31, 2008 to approximately $51.8 million at April 4, 2009.  Warranty expense decreased only slightly from approximately $7.3 million for the first quarter of 2008 to approximately $7.1 million for the first quarter of 2009.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Unrestricted cash and cash equivalents decreased from approximately $182.2 million at December 31, 2008 to approximately $128.4 million at April 4, 2009 primarily as a result of interest payments of approximately $32.0 million on Nortek’s 8 ½% Notes and other debt, approximately $14.1 million of contingent consideration paid in 2009 which was earned in 2008 and principal payments on the Company’s debt of approximately $12.3 million.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At April 4, 2009, approximately $3.3 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $2.5 million for the first quarter of 2009 as compared to approximately $7.3 million for the first quarter of 2008.  Capital expenditures were approximately $25.4 million for the year ended December 31, 2008 and are expected to be between approximately $15.0 million and $20.0 million in 2009.

The Company’s working capital and current ratio decreased from approximately $348.3 million and 1.8:1, respectively, at December 31, 2008 to approximately $211.8 million and 1.4:1, respectively, at April 4, 2009.  This decrease in working capital was primarily a result of the reclassification of approximately $125.7 million in debt obligations related to NTK Holdings’ 10 ¾% Notes which are due on March 1, 2010 and a decrease in unrestricted cash of approximately $53.8 million as discussed above.  These factors in the change in working capital were partially offset by decreases in accounts payable and accrued expenses and taxes, net, as described further below and previously.

Accounts receivable decreased approximately $2.9 million, or approximately 1.1%, between December 31, 2008 and April 4, 2009, while net sales decreased approximately $60.8 million, or approximately 12.2%, in the first quarter of 2009 as compared to the fourth quarter of 2008.  This decrease in accounts receivable is primarily the result of decreased sales in the Company’s RVP and HTP segments.  The resolution and collection of retainage under a large contract in the C-HVAC segment in the first quarter of 2009 and the effect of changes in foreign currency exchange rates decreased accounts receivable at April 4, 2009 by approximately $3.9 million and $1.2 million, respectively.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 4, 2009 as compared to December 31, 2008.  Accounts receivable from customers related to foreign operations decreased approximately $14.7 million, or approximately 16.1%, between December 31, 2008 and April 4, 2009.

Inventories increased approximately $0.7 million, or approximately 0.2%, between December 31, 2008 and April 4, 2009 primarily as a result of increased inventories in the R-HVAC and C-HVAC segments in anticipation of higher sales levels in the second quarter of 2009 versus the first quarter of 2009, partially offset by lower inventories in the RVP and HTP segments as a result of lower sales levels.  The effect of changes in foreign currency exchange rates decreased inventory at April 4, 2009 by approximately $0.5 million.

Accounts payable decreased approximately $12.5 million, or 8.2%, between December 31, 2008 and April 4, 2009 primarily due to decreases in the RVP and HTP segments, and to a lesser extent in the C-HVAC segment, partially offset by an increase in the R-HVAC segment which increased its inventories in anticipation of higher sales levels in the second quarter of 2009 as compared to the first quarter of 2009.  The decrease also reflects the effect of changes in foreign currency exchange rates which resulted in a decrease to accounts payable at April 4, 2009 of approximately $0.9 million.

Accrued expenses and taxes, net decreased approximately $19.8 million, or approximately 9.1%, between December 31, 2008 and April 4, 2009 primarily as a result of contingent consideration payments of approximately $14.1 million which were accrued at December 31, 2008 and were paid in the first quarter of 2009.

Changes in certain working capital accounts, as noted above, between December 31, 2008 and April 4, 2009, differ from the changes reflected in the Company’s consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities decreased approximately $25.4 million from net cash provided by operating activities of approximately $0.5 million for the first quarter of 2008 to net cash used in operating activities of approximately $24.9 million for the first quarter of 2009.  This was primarily the net result of an increase in the net loss of approximately $34.3 million, partially offset by an increase in the deferred federal income tax provision (benefit) of approximately $12.4 million and other non-cash items of approximately $0.2 million.  An increase in working capital and other of approximately $3.7 million was also a factor.  Net cash flows used in investing activities increased by approximately $8.3 million from approximately $8.4 million for the first quarter of 2008 to approximately $16.7 million for the first quarter of 2009.  This increase was primarily due to an increase in payments for acquisitions of approximately $14.1 million, offset by a decrease in the level of capital expenditures of approximately $4.8 million.  Net cash flows from financing activities decreased by approximately $19.7 million from net cash provided by financing activities of approximately $7.5 million for the first quarter of 2008 to net cash used in financing activities of approximately $12.2 million for the first quarter of 2009 as a result of a decrease in net borrowings.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents decreased approximately $53.8 million from December 31, 2008 to April 4, 2009 and approximately $0.4 million from December 31, 2007 to March 29, 2008, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first quarter of
	2009	2008
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$(10.2)	$11.5
Change in accounts receivable, net	3.0	(4.6)
Change in inventories	(1.3)	(28.8)
Change in prepaids and other current assets	(0.3)	(3.2)
Change in accounts payable	(11.6)	43.4
Change in accrued expenses and taxes	(6.3)	(19.7)
Investing Activities:
Capital expenditures	(2.5)	(7.3)
Net cash paid for businesses acquired	(14.1)	---
Proceeds from the sale of property and equipment	0.1	0.1
Change in restricted cash and marketable securities	(0.2)	---
Financing Activities:
Change in borrowings, net	(12.3)	7.4
Other, net	1.9	0.8
	$(53.8)	$(0.4)

(1)	Summarized from the Company’s unaudited condensed consolidated statement of cash flows for the first quarter of 2009 and 2008 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash (used in) provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first quarter of 2009 and 2008:

	For the first quarter of
	2009	2008
	(Dollar amounts in millions)

Net cash (used in) provided by operating activities	$(24.9)	$0.5
Cash used by working capital and other long-term asset and liability changes	14.7	11.0
Deferred federal income tax (provision) benefit	(3.5)	8.9
Gain on sale of property and equipment	0.1	---
Non-cash interest expense, net	(19.2)	(17.0)
Provision (benefit) for income taxes	8.0	(5.4)
Interest expense (3)	55.0	43.0
Investment income	(0.1)	(0.2)
EBITDA (1), (2)	$30.1	$40.8

(1)  EBITDA for the first quarter of 2009 includes a charge related to reserves for amounts due from customers of approximately $1.0 million and net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)  EBITDA for the first quarter of 2008 includes net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(3)  Interest expense for the first quarter of 2009 includes cash interest of approximately $35.8 million and non-cash interest of approximately $19.2 million.  Interest expense for the first quarter of 2008 includes cash interest of approximately $26.0 million and non-cash interest of approximately $17.0 million.

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

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first quarter of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  Total industry housing starts in the United States declined 51% in the first quarter of 2009 over the first quarter of 2008, while residential improvement spending declined 8% in the first quarter of 2009 over the first quarter of 2008.  In addition, industry central air conditioning and heat pump shipments declined 25% in the first quarter of 2009 over the first quarter of 2008.  These factors have had an adverse effect on the Company’s operating results for the first quarter of 2009 and are expected to continue throughout the remainder of 2009.

During 2008, and continuing into the first quarter of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.8 million in cost reductions was achieved during the first quarter of 2009 as compared to the first quarter of 2008.  The Company’s total selling, general and administrative expense, net was approximately $17.5 million lower, while overhead expense charged to cost of products sold was approximately $4.7 million lower for the first quarter of 2009 over the first quarter of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

The Company is subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  During the first quarter of 2009, the Company experienced lower material costs as compared to the first quarter of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  Additionally, during the first quarter of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the same period of 2008.  Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, help to mitigate fluctuations in these costs.

As of April 4, 2009, approximately 8.2% of the Company’s workforce was subject to various collective bargaining agreements.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At April 4, 2009, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At April 4, 2009, approximately 80.9% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at April 4, 2009, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining nine months of 2009 of approximately $3.2 million.

B.                        Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2009, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholder’s investment of approximately $1.7 million for the first quarter ended April 4, 2009.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at April 4, 2009 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At April 4, 2009, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At April 4, 2009, the Company did not have any material outstanding commodity forward contracts.

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

May 19, 2009