Form 10-Q
period 2009-07-04
NTK Holdings, Inc.
filed 2009-08-24
CIK 1318035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
       (Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

The number of shares of Common Stock outstanding as of August 21, 2009 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	July 4,	December 31,
	2009	2008
Assets
Current Assets:
Unrestricted cash and cash equivalents	$172.0	$182.2
Restricted cash	0.8	0.7
Accounts receivable, less allowances
of $14.1 and $14.5	260.8	260.3
Inventories:
Raw materials	78.3	86.0
Work in process	22.8	26.9
Finished goods	161.1	183.4
	262.2	296.3

Prepaid expenses	12.7	12.8
Other current assets	8.7	9.5
Prepaid income taxes	9.6	11.0
Total current assets	726.8	772.8

Property and Equipment, at Cost:
Land	11.1	12.1
Buildings and improvements	102.4	103.6
Machinery and equipment	229.9	222.6
	343.4	338.3
Less accumulated depreciation	150.1	130.6
Total property and equipment, net	193.3	207.7

Other Assets:
Goodwill	561.5	810.8
Intangible assets, less accumulated amortization
of $119.4 and $107.4	123.7	135.4
Deferred debt expense	42.3	47.1
Restricted investments and marketable securities	2.4	2.4
Other assets	5.2	7.4
	735.1	1,003.1
Total Assets	$1,655.2	$1,983.6

Liabilities and Stockholder’s Deficit

Current Liabilities:
Notes payable and other short-term obligations	$18.4	$32.7
Current maturities of long-term debt	165.7	13.1
Long-term debt (see Note B)	6.1	8.1
Accounts payable	135.7	152.3
Accrued expenses and taxes, net	193.1	218.3
Total current liabilities	519.0	424.5

Other Liabilities:
Deferred income taxes	26.3	31.8
Other	156.4	160.7
	182.7	192.5

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	2,076.4	2,179.9

Commitments and Contingencies (see Note F)

Stockholder’s Deficit:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at July 4, 2009 and
December 31, 2008	---	---
Additional paid-in capital	26.0	25.9
Accumulated deficit	(1,127.3)	(814.8)
Accumulated other comprehensive loss	(21.6)	(24.4)
Total stockholder's deficit	(1,122.9)	(813.3)
Total Liabilities and Stockholder's Deficit	$1,655.2	$1,983.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Net Sales	$487.8	$647.1

Costs and Expenses:
Cost of products sold (see Note C)	351.7	473.3
Selling, general and administrative expense, net (see Note C)	95.8	118.5
Goodwill impairment charge (see Note A)	250.0	---
Amortization of intangible assets	6.0	8.4
	703.5	600.2
Operating (loss) earnings	(215.7)	46.9
Interest expense	(55.3)	(47.4)
Loss from debt retirement	---	(9.9)
Investment income	0.1	0.2
Loss before (benefit) provision for income taxes	(270.9)	(10.2)
(Benefit) provision for income taxes	(6.7)	33.3
Net loss	$(264.2)	$(43.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Net Sales	$926.8	$1,187.3

Costs and Expenses:
Cost of products sold (see Note C)	669.2	864.9
Selling, general and administrative expense, net (see Note C)	196.8	237.0
Goodwill impairment charge (see Note A)	250.0	---
Amortization of intangible assets	11.9	15.1
	1,127.9	1,117.0
Operating (loss) earnings	(201.1)	70.3
Interest expense	(110.3)	(90.4)
Loss from debt retirement	---	(9.9)
Investment income	0.2	0.4
Loss before provision for income taxes	(311.2)	(29.6)
Provision for income taxes	1.3	27.9
Net loss	$(312.5)	$(57.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net loss	$(312.5)	$(57.5)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	31.6	36.0
Non-cash interest expense, net	39.3	35.0
Non-cash goodwill impairment charge	250.0	---
Loss from debt retirement	---	9.9
Non-cash stock-based compensation expense	0.1	0.1
Gain on sale of property and equipment	(0.3)	(2.5)
Deferred federal income tax (benefit) provision	(4.1)	20.8
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(2.4)	(44.8)
Inventories	33.3	(20.4)
Prepaids and other current assets	(2.1)	(4.0)
Accounts payable	(12.4)	53.9
Accrued expenses and taxes	(11.1)	12.3
Long-term assets, liabilities and other, net	(2.8)	5.8
Total adjustments to net loss	319.1	102.1
Net cash provided by operating activities	6.6	44.6
Cash Flows from investing activities:
Capital expenditures	(6.4)	(15.9)
Net cash paid for businesses acquired	(14.1)	(32.7)
Proceeds from the sale of property and equipment	1.9	6.2
Change in restricted cash and marketable securities	(0.1)	---
Other, net	(2.4)	(1.9)
Net cash used in investing activities	(21.1)	(44.3)
Cash Flows from financing activities:
Increase in borrowings	22.0	133.0
Payment of borrowings	(17.7)	(66.7)
Net proceeds from the sale of Nortek's 10% Senior Secured Notes due 2013	---	742.2
Redemption of Nortek's senior secured credit facility	---	(755.5)
Fees paid in connection with Nortek's new debt facilities	---	(31.7)
Equity investment by THL-Nortek Investors, LLC	---	4.2
Other, net	---	(0.1)
Net cash provided by financing activities	4.3	25.4
Net change in unrestricted cash and cash equivalents	(10.2)	25.7
Unrestricted cash and cash equivalents at the beginning of the period	182.2	53.4
Unrestricted cash and cash equivalents at the end of the period	$172.0	$79.1

Supplemental disclosure of cash flow information:
Interest paid	$72.8	$47.4

Income taxes paid, net	$10.1	$6.8

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

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE SECOND QUARTER ENDED JULY 4, 2009
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	(Loss) Income	(Loss) Income

Balance, April 4, 2009	$25.9	$(863.1)	$(26.0)	$ ---
Net loss	---	(264.2)	---	(264.2)
Other comprehensive (loss) income:
Currency translation adjustment	---	---	5.5	5.5
Pension liability adjustment	---	---	(1.1)	(1.1)
Comprehensive loss				$(259.8)
Stock-based compensation	0.1	---	---
Balance, July 4, 2009	$26.0	$(1,127.3)	$(21.6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE FIRST SIX MONTHS ENDED JULY 4, 2009
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	(Loss) Income	(Loss) Income

Balance, December 31, 2008	$25.9	$(814.8)	$(24.4)	$ ---
Net loss	---	(312.5)	---	(312.5)
Other comprehensive (loss) income:
Currency translation adjustment	---	---	3.8	3.8
Pension liability adjustment	---	---	(1.0)	(1.0)
Comprehensive loss				$(309.7)
Stock-based compensation	0.1	---	---
Balance, July 4, 2009	$26.0	$(1,127.3)	$(21.6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NTK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2009 AND JUNE 28, 2008

(A)        The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings, Inc. (“NTK Holdings”) and all of its wholly-owned subsidiaries, including Nortek, Inc. (“Nortek”), collectively the “Company”, and have been prepared on the basis of a going concern.  However, the conditions noted below create uncertainty about the Company’s ability to meet its debt obligations as they come due or may be accelerated as discussed below.

The Company announced on June 17, 2009 that it had retained financial and legal advisors (combined, the “Advisors”) to assist NTK Holdings and Nortek in the analysis of their capital structures in light of the current economic conditions.  NTK Holdings, Nortek and the Advisors have had preliminary discussions and outlined preliminary proposals as to potential equity and debt restructuring alternatives for NTK Holdings and Nortek with an informal committee comprised of certain holders of NTK Holdings’ 10 ¾% Senior Discount Notes due 2014 and Nortek’s 10% Senior Secured Notes due 2013 and 8 ½% Senior Subordinated Notes due 2014 (the “Bondholder Committee”).  No definitive agreement has been reached between NTK Holdings, Nortek and the Bondholder Committee as to the terms of any potential equity and debt restructuring. The discussions and negotiations are continuing and may result in, among other things: (1) a restructuring of the equity and debt of NTK Holdings and Nortek pursuant to a negotiated transaction or under a “pre-packaged” plan of reorganization under Title 11 of the United States Bankruptcy Code, (2) a change of control of Nortek as discussed further below and (3) events of default and cross defaults under certain of NTK Holdings’ and Nortek’s outstanding indebtedness depending on the future decisions to be made by NTK Holdings and Nortek, which may or may not result in the acceleration of substantially all of the Company’s indebtedness.  The Company has been and continues to be in compliance with the terms of all of the obligations that are subject to the Bondholder Committee negotiations.  There can be no assurance that NTK Holdings and Nortek will be successful in reaching a definitive agreement with respect to the potential equity and debt restructuring and, if not successful, NTK Holdings or Nortek may be compelled to seek other financing arrangements or debt restructuring under supervision of an appropriate court proceeding.  NTK Holdings and Nortek expect to continue to operate its business in the ordinary course during and following any potential equity and debt restructuring.

The Company and its lenders amended the ABL Facility (the “Amendment”) to eliminate the requirement that Nortek represent that it is solvent, as defined, when requesting new borrowings under the ABL facility effective as of July 4, 2009, and when providing the quarterly compliance certificate effective as of May 20, 2008.  The Amendment also provides that the proceeds of any future borrowings under the ABL Facility must be used to primarily fund operating expenses and liabilities of Nortek’s operating subsidiaries.  The Company has been and continues to be in compliance with the terms of the ABL Facility.

The Unaudited Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the second quarter and first six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2009.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current period presentation.  The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, August 24, 2009.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

NTK Holdings conducts no separate operations and acts only as a holding company.  NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness.  No cash payments are due under NTK Holdings’ indebtedness during 2009; however, NTK Holdings has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.

During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings, is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  Nortek has significant cash payments due on its indebtedness and certain other specified obligations in 2009 and thereafter.  For the second half of 2009, Nortek estimates that it will pay approximately $115.2 million in principal and interest payments on its indebtedness.  In the fiscal year ending December 31, 2010, the total of principal and interest payments on Nortek’s indebtedness is approximately $146.6 million.  Nortek’s principal sources of liquidity include approximately $124.1 million of unrestricted cash and cash equivalents at July 4, 2009, cash flow from Nortek’s subsidiaries in 2009 and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $47.9 million at July 4, 2009.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek and its subsidiaries, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of Nortek’s existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  If NTK Holdings and Nortek are not successful in restructuring their indebtedness, the failure by NTK Holdings to make such payments will constitute events of default under the terms of the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of or default under the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest, and a default of Nortek’s ABL Facility would trigger a cross-default under the indentures governing substantially all of NTK Holdings’ and Nortek’s indebtedness.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  Such defaults, including cross defaults under substantially all of Nortek’s outstanding indebtedness, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The second quarters ended July 4, 2009 (“second quarter of 2009”) and June 28, 2008 (“second quarter of 2008”) each include 91 days.  The first six months ended July 4, 2009 (“six months of 2009”) and June 28, 2008 (“six months of 2008”) include 185 days and 180 days, respectively.
The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC”) segment, and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC”) segment.

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

Goodwill and Other Long-Lived Assets

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions, net of any subsequent impairment losses.  At July 4, 2009 and December 31, 2008, the Company had approximately $561.5 million and $810.8 million of goodwill recorded on its unaudited condensed consolidated balance sheet.  Goodwill, by reporting segment, at July 4, 2009 and December 31, 2008 was as follows:

	Residential	Home	Residential	Commercial
	Ventilation	Technology	HVAC	HVAC
	Products	Products	Products	Products	Consolidated
	(Amounts in millions)

Balance as of December 31, 2008	$341.0	$351.4	$43.0	$75.4	$810.8
Estimated impairment loss	---	(250.0)	---	---	(250.0)
Impact of changes in foreign currency
translation and other	0.6	0.3	(0.1)	(0.1)	0.7
Balance as of July 4, 2009	$341.6	$101.7	$42.9	$75.3	$561.5

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires considerable judgment in the valuation of acquired goodwill and other long-lived assets and the ongoing evaluation of goodwill and other long-lived assets impairment.  Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 and SFAS No. 141(R) for determining reporting units and include RVP, HTP, R-HVAC and C-HVAC (see Note D).

During 2008, the Company recognized a goodwill impairment charge totaling approximately $710.0 million based upon an interim impairment test performed during the third quarter and finalized in the fourth quarter.  As of December 31, 2008, the Company completed another interim impairment test, but no additional charges were recognized.

During the first six months of 2009, the Company’s businesses continue to experience a difficult market environment due primarily to weak residential new construction, remodeling and residential air conditioning markets.  Based on these macro-economic assumptions, the Company believes that EBITDA will continue to decline in 2009 and then begin to rebound in 2010 with continued growth through 2014.  The Company’s prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009.  As a result, the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units and for 2011 through 2014 for the HTP, R-HVAC and C-HVAC reporting units.  As a result, the Company concluded in the second quarter of 2009 that indicators of potential goodwill impairment were present and therefore the Company needed to perform an interim test of goodwill impairment in accordance with SFAS No. 142.

In accordance with SFAS No. 142, the Company prepared a “Step 1 Test” as of July 4, 2009 that compared the estimated fair value of each reporting unit to its carrying value.  The Company utilized a combination of a discounted cash flow approach (“DCF Approach”) and an EBITDA multiple approach (“EBITDA Multiple Approach”) in order to value the Company’s reporting units for the interim Step 1 Test.

The DCF Approach required that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that was derived, in part, from comparable companies within similar industries.  The discounted cash flow calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating discounted future cash flows, including the terminal valuation, were reasonable and consistent with market conditions at the time of estimation.

The EBITDA Multiple Approach required that the Company estimate a valuation multiple of EBITDA derived from comparable companies, and apply those derived multiples to the applicable reporting unit EBITDA for selected EBITDA measurement periods.

The interim Step 1 valuations were determined using a weighted average of 70% of the DCF Approach and 30% for the EBITDA Multiple Approach, as the Company believes that the DCF Approach is a more representative measurement of the long-term fair value of the reporting units and, as such, a higher weighting of valuation probability was appropriate in the overall weighted average computation of fair value.

The results of the Step 1 Tests performed in the second quarter of 2009 indicated that the carrying value of the HTP reporting unit exceeded the estimated fair value determined by the Company and, as such, a “Step 2 Test” was required for this reporting unit.   The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units.

The Company believes that its assumptions used to determine the fair values for the RVP, R-HVAC and C- HVAC reporting units were reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, EBITDA, and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of these reporting units could differ from the estimated operating results and related cash flows.  Based on the Company’s estimates at July 4, 2009, the impact of reducing the Company’s fair value estimates for the RVP and C-HVAC reporting units by 10% would have no impact on the Company’s goodwill assessment for these reporting units.  For the R-HVAC reporting unit, the impact of reducing the Company’s fair value estimates as of July 4, 2009 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and, therefore, would have required the Company to perform additional impairment analysis for this reporting unit.

The preliminary Step 2 Test for the HTP reporting unit for the second quarter of 2009 required the Company to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill.  To the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Test and the timing of the Company’s determination of the goodwill impairment, the Company had not yet finalized its Step 2 Test at August 24, 2009.  In accordance with the guidance in SFAS No. 142, the Company has completed a preliminary assessment of the expected impact of the Step 2 Test using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary estimate of the goodwill impairment loss for the HTP reporting unit for the second quarter of 2009 of approximately $250.0 million.  The preliminary estimate of goodwill impairment loss is expected to be finalized in the second half of 2009.

The following procedures are, among others, the more significant analyses that the Company needs to complete in order to finalize its Step 2 Test:

•	Finalize appraisals to determine the estimated fair value of property and equipment, and intangible assets within the HTP reporting unit,
•	Finalize analyses within the HTP reporting unit to determine the estimated fair value adjustment required to inventory, and
•	Finalize deferred tax analyses for the HTP reporting unit.

In connection with the preliminary Step 2 Test, the Company made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for Step 2 Test.  The completion of the final analyses described above may result in significant changes to the estimates used and, therefore, may have a significant impact on the final HTP goodwill impairment loss recorded in 2009.  In addition, there can be no assurance that the Company will not identify other issues during the completion of the Step 2 Test that may have a significant impact on the final HTP goodwill impairment loss recorded for 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the recoverability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “Long-Lived Assets”), when events or business conditions warrant it, including whenever an interim goodwill impairment test is required.  SFAS No. 144 requires that long-lived assets be assessed for recoverability, and any impairment be recorded, prior to the goodwill impairment test.  As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of 2009, the Company performed an interim test for the recoverability of the Long-Lived Assets, and determined that there was no impairment in the second quarter of 2009.

The interim evaluation of the recoverability of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS No. 144.  If the sum of the expected non-discounted future cash flows was less than the carrying amount of the Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with a Company-wide interim forecasting process. The estimates also included a terminal valuation for the applicable asset group based upon a multiple of earnings before interest expense, net, depreciation and amortization expense, and income taxes (“EBITDA”).  The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuations, are reasonable and consistent with market conditions at the time the testing was performed.

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

In April 2009, the FASB issued three FSPs related to fair value measurements.  These positions are intended to provide additional guidance regarding fair value measurements and other-than-temporary impairments of securities.  Included in this new guidance are:

•
FSP FAS 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosures regarding fair value of financial instruments to be reported on an interim, as well as on an annual basis;

•
FSP FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance regarding (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly, as well as requiring disclosures in interim periods of the inputs and valuation techniques used to measure fair value; and

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2), which modifies the requirements for recognizing other-than-temporary impairments and changes the impairment model for debt securities.  In addition, FSP FAS 115-2 requires additional disclosures relating to debt and equity securities, both in the interim and annual periods.

FSP FAS 107-1, FSP FAS 157-4 and FSP FAS 115-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  The adoption of these pronouncements during the second quarter of 2009 did not have a material impact on the Company’s financial position or results of operations.

Fair Value of Financial Instruments

Following is information about the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents --
The carrying amount approximates fair value because of the short maturity of those instruments.

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at July 4, 2009 or December 31, 2008.

Long-Term Debt --
At July 4, 2009 and December 31, 2008, the fair value of long-term indebtedness was approximately $1,107.2 million lower and $1,145.6 million lower, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized discount, based on available market quotations (see Note B).

Assets and Liabilities Measured on a Non-Recurring Basis

For each major category of assets and liabilities measured at fair value on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures.

In the second quarter of 2009, HTP reporting unit goodwill with a carrying value amount of approximately $351.7 million was written down to its implied fair value of approximately $101.7 million.  This resulted in an estimated non-cash goodwill impairment charge of approximately $250.0 million, which was included in the unaudited condensed consolidated statement of operations for the second quarter and six months of 2009.

The HTP reporting unit's assets itemized below were measured at fair value on a non-recurring basis during the second quarter of 2009 using a combination of the DCF Approach and the EBITDA Multiple Approach:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (“Level 1”)	Significant Other Observable Inputs (“Level 2”)	Significant Unobservable Inputs (“Level 3”)	Total Impaired Losses
	(Amounts in millions)
Goodwill	$101.7	---	---	$101.7	$250.0

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

At July 4, 2009, certain employees and consultants held approximately 23,227 C-1 units and approximately 40,309 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 23,186 and 23,116 were vested at July 4, 2009 and December 31, 2008, respectively.  The total grant date fair value of the C-1 units is approximately $1.2 million, all of which has been amortized at July 4, 2009.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At July 4, 2009 and December 31, 2008, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt the provisions of SFAS No. 168 for the third quarter of 2009, and is currently evaluating the impact of adopting SFAS No. 168 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 sets forth: (1) the period after the balance sheet date, but before the financial statements are issued or available to be issued, during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this pronouncement in the second quarter of 2009 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008.  The Company adopted SFAS No. 141(R) effective January 1, 2009.  Approximately $1.2 million of the Company’s unrecognized tax benefits as of December 31, 2008 was recognized and reduced the Company’s tax expense in the first quarter ended April 4, 2009, rather than goodwill as stated under previous accounting principles.

(B)        At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of July 4, 2009, a definitive agreement was not signed.  As a result, the Company has classified approximately $6.1 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at July 4, 2009 and December 31, 2008, respectively.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company, or at all.  Accordingly, Nortek could be required to repay the long-term portion of approximately $6.1 million at December 31, 2009 related to these loans in an event of non-compliance.

In the second half of 2009, the Company expects to repay approximately $30.0 million of indebtedness under Nortek’s ABL Facility and accordingly has classified that amount as a current maturity of long-term debt in the accompanying unaudited condensed consolidated balance sheet at July 4, 2009.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments (as defined by the respective indentures) since August 27, 2004.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of July 4, 2009, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness (see Note A).

At July 4, 2009, NTK Holdings had approximately $6.6 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

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

(C)
During the second quarter of 2009 and second quarter of 2008, the Company’s results of operations include the following expense (income) items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

		For the second quarter of *
		2009		2008
		(Amounts in millions)

(1)	Fees and expenses incurred in the HTP segment in connection with the
	dispute and settlement with one of its former suppliers	$	---	$4.5
(2)	Income from change in estimate of loss on the Company's indemnification
	related to a lease guarantee		(3.2)	---
(3)	Gain from the sale of manufacturing facilities in the RVP segment		(0.3)	(2.5)
(4)	Charges related to reserves for amounts due from customers in
	all four segments		2.0	---
(5)	Net foreign exchange losses (gains) related to transactions, including
	intercompany debt not indefinitely invested in Nortek's subsidiaries		1.4	(1.5)
(6)	Costs and expenses incurred in the RVP segment in connection with the
	start up of a range hood facility in Mexico (a)		---	1.4
(7)	Severance charges incurred related to certain reduction in workforce
	initiatives in the RVP, HTP and R-HVAC segments (b)		1.3	---
(8)	Advisory fees related to the Company's analysis of its capital structure		0.9	---

*	Unless otherwise indicated, all items noted in the above table have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

(a)	Recorded in cost of products sold.

(b)	Approximately $0.9 million of these severance charges incurred related to certain reduction in workforce initiatives was recorded in cost of products sold.

During the six months of 2009 and six months of 2008, the Company’s results of operations include the following expense (income) items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

		For the six months of *
		2009		2008
		(Amounts in millions)

(1)	Fees and expenses incurred in the HTP segment in connection with the
	dispute and settlement with one of its former suppliers	$	---	$4.7
(2)	Income from change in estimate of loss on the Company's indemnification
	related to a lease guarantee		(3.2)	---
(3)	Charges related to reserves for amounts due from customers in
	all four segments		2.8	---
(4)	Gain from the sale of manufacturing facilities in the RVP segment		(0.3)	(2.5)
(5)	Severance charges incurred related to certain reduction in workforce
	initiatives in the RVP, HTP and R-HVAC segments (b)		2.2	---
(6)	Net foreign exchange losses (gains) related to transactions, including
	intercompany debt not indefinitely invested in Nortek's subsidiaries		1.5	(1.4)
(7)	Costs and expenses incurred in the RVP segment in connection with the
	start up of a range hood facility in Mexico (a)		---	1.4
(8)	Advisory fees related to the Company's analysis of its capital structure		0.9	---

*	Unless otherwise indicated, all items noted in the above table have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

(a)	Recorded in cost of products sold.

(b)	Approximately $1.3 million of these severance charges incurred related to certain reduction in workforce initiatives was recorded in cost of products sold.

Nortek and Nortek Holdings, Inc. have a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $0.5 million for each of the second quarters of 2009 and 2008, respectively, and expensed approximately $1.0 million for each of the six months of 2009 and 2008, respectively, related to this management agreement in the accompanying unaudited condensed consolidated statement of operations.

(D)	The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC“) segment, and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC“) segment.

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

Unaudited net sales, operating (loss) earnings and pre-tax loss for the Company’s reporting segments for the second quarter ended July 4, 2009 and June 28, 2008 were as follows:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$139.4	$187.0
Home technology products	99.9	131.2
Residential air conditioning and heating products	137.5	177.5
Commercial air conditioning and heating products	111.0	151.4
Consolidated net sales	$487.8	$647.1

Operating (loss) earnings:
Residential ventilation products (1)	$11.9	$16.0
Home technology products (2)	(247.1)	7.8
Residential air conditioning and heating products (3)	10.6	14.6
Commercial air conditioning and heating products (4)	13.7	15.3
Subtotal	(210.9)	53.7
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Income from change in estimate of loss on the Company's
indemnification related to a lease guarantee	3.2	---
Advisory fees related to the Company's analysis of
its capital structure	(0.9)	---
Foreign exchange gains on transactions,
including intercompany debt	0.4	---
Unallocated, net	(7.4)	(6.7)
Consolidated operating (loss) earnings	(215.7)	46.9
Interest expense	(55.3)	(47.4)
Loss from debt retirement	---	(9.9)
Investment income	0.1	0.2
Loss before (benefit) provision for income taxes	$(270.9)	$(10.2)

(1)	The operating results of the RVP segment for the second quarter ended July 4, 2009 include:
•	approximately $1.2 million of severance charges incurred related to certain reduction in workforce initiatives,
•	net foreign exchange losses of approximately $0.7 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a gain of approximately $0.3 million from the sale of a manufacturing facility, and
•	a charge related to reserves for amounts due from customers of approximately $0.2 million.

The operating results of the RVP segment for the second quarter ended June 28, 2008 include:
•	a gain of approximately $2.5 million from the sale of a manufacturing facility,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, and
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)
The operating results of the HTP segment for the second quarter ended July 4, 2009 include an estimated non-cash goodwill impairment charge of approximately $250.0 million and a charge related to reserves for amounts due from customers of approximately $0.6 million.

The operating results of the HTP segment for the second quarter ended June 28, 2008 include approximately $4.5 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

(3)
The operating results of the R-HVAC segment for the second quarter ended July 4, 2009 include approximately $0.1 million of severance charges incurred related to certain reduction in workforce initiatives and a charge related to reserves for amounts due from customers of approximately $0.1 million.

(4)
The operating results of the C-HVAC segment for the second quarter ended July 4, 2009 include a charge related to reserves for amounts due from customers of approximately $1.1 million and net foreign exchange losses of approximately $1.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the second quarter ended June 28, 2008 include net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Unaudited net sales, operating (loss) earnings and pre-tax loss for the Company’s reporting segments for the first six months ended July 4, 2009 and June 28, 2008 were as follows:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$289.3	$375.2
Home technology products	198.3	255.3
Residential air conditioning and heating products	219.9	297.6
Commercial air conditioning and heating products	219.3	259.2
Consolidated net sales	$926.8	$1,187.3

Operating (loss) earnings:
Residential ventilation products (1)	$20.9	$31.9
Home technology products (2)	(246.0)	18.1
Residential air conditioning and heating products (3)	5.3	15.6
Commercial air conditioning and heating products (4)	29.9	19.0
Subtotal	(189.9)	84.6
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Income from change in estimate of loss on the Company's
indemnification related to a lease guarantee	3.2	---
Advisory fees related to the Company's analysis of
its capital structure	(0.9)	---
Foreign exchange gains on transactions,
including intercompany debt	0.4	0.1
Unallocated, net	(13.8)	(14.3)
Consolidated operating (loss) earnings	(201.1)	70.3
Interest expense	(110.3)	(90.4)
Loss from debt retirement	---	(9.9)
Investment income	0.2	0.4
Loss before provision for income taxes	$(311.2)	$(29.6)

(1)	The operating results of the RVP segment for the six months ended July 4, 2009 include:
•	approximately $1.5 million of severance charges incurred related to certain reduction in workforce initiatives,
•	net foreign exchange losses of approximately $1.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a charge related to reserves for amounts due from customers of approximately $0.3 million, and
•	a gain of approximately $0.3 million from the sale of a manufacturing facility.

The operating results of the RVP segment for the six months ended June 28, 2008 include:
•	a gain of approximately $2.5 million from the sale of a manufacturing facility
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, and
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)	The operating results of the HTP segment for the six months ended July 4, 2009 include:
•	an estimated non-cash goodwill impairment charge of approximately $250.0 million,
•	a charge related to reserves for amounts due from customers of approximately $1.2 million,
•	approximately $0.4 million of severance charges incurred related to certain reduction in workforce initiatives, and
•	net foreign exchange losses of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the first six months ended June 28, 2008 include approximately $4.7 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

(3)
The operating results of the R-HVAC segment for the first six months ended July 4, 2009 include approximately $0.3 million of severance charges incurred related to certain reduction in workforce initiatives and a charge related to reserves for amounts due from customers of approximately $0.1 million.

(4)
The operating results of the C-HVAC segment for the first six months ended July 4, 2009 include a charge related to reserves for amounts due from customers of approximately $1.2 million and net foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the first six months ended June 28, 2008 include net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the second quarter ended July 4, 2009 and June 28, 2008 were as follows:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.7	$4.1
Home technology products	1.5	1.6
Residential air conditioning and heating products	2.8	2.7
Commercial air conditioning and heating products	1.4	1.7
Other	0.2	0.1
Consolidated depreciation expense	$9.6	$10.2

Amortization expense:
Residential ventilation products (1)	$2.1	$3.4
Home technology products	2.9	3.3
Residential air conditioning and heating products (2)	0.3	0.2
Commercial air conditioning and heating products	1.2	1.3
Other	---	0.2
Consolidated amortization expense	$6.5	$8.4

Capital Expenditures:
Residential ventilation products	$1.2	$3.3
Home technology products	0.4	0.7
Residential air conditioning and heating products	0.2	2.4
Commercial air conditioning and heating products	2.1	2.2
Consolidated capital expenditures	$3.9	$8.6

(1)	Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.3 million for the second quarter ended July 4, 2009.

(2)	Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.2 million for the second quarter ended July 4, 2009.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the first six months ended July 4, 2009 and June 28, 2008 were as follows:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$7.1	$8.3
Home technology products	3.1	3.2
Residential air conditioning and heating products	5.6	5.7
Commercial air conditioning and heating products	3.1	3.4
Other	0.3	0.3
Consolidated depreciation expense	$19.2	$20.9

Amortization expense:
Residential ventilation products (1)	$3.8	$5.3
Home technology products	5.7	6.6
Residential air conditioning and heating products (2)	0.5	0.3
Commercial air conditioning and heating products	2.4	2.6
Other	---	0.3
Consolidated amortization expense	$12.4	$15.1

Capital Expenditures:
Residential ventilation products	$1.8	$7.4
Home technology products	0.8	1.5
Residential air conditioning and heating products	0.9	4.1
Commercial air conditioning and heating products	2.9	2.9
Consolidated capital expenditures	$6.4	$15.9

(1)	Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.3 million for the first six months ended July 4, 2009.

(2)	Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.2 million for the first six months ended July 4, 2009.

Unaudited segment assets for the Company’s reporting segments at July 4, 2009 and December 31, 2008 were as follows:

	July 4,	December 31,
	2009	2008
	(Dollar amounts in millions)

Segment Assets:
Residential ventilation products	$638.4	$671.2
Home technology products	322.4	603.8
Residential air conditioning and heating products	237.4	209.1
Commercial air conditioning and heating products	225.1	249.0
	1,423.3	1,733.1
Unallocated:
Cash and cash equivalents, including
current restricted cash	172.8	182.9
Prepaid income taxes	9.6	11.0
Other assets, including long-term restricted
investments and marketable securities	49.5	56.6
Consolidated assets	$1,655.2	$1,983.6

(E)
The Company provided income taxes on an interim basis based upon the estimated annual effective tax rate for 2009 and 2008.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately (0.4)% and (94.3)% for the first six months ended July 4, 2009 and June 28, 2008:

	For the first six months ended
	July 4, 2009	June 28, 2008
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Goodwill impairment	(26.0)	---
Decrease (increase) in FIN 48 reserves, including interest	0.4	(4.1)
State income tax provision, net of federal income tax effect	(0.9)	(6.1)
Tax effect resulting from foreign activities	(0.2)	(0.6)
Non-deductible expenses	(0.2)	(1.8)
Increase in valuation allowance related to deferred tax assets	(8.5)	(116.3)
Other, net	---	(0.4)
Income tax at effective rate	(0.4)%	(94.3)%

During the second quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of economic conditions, the Company’s operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the debt refinancing that occurred in May 2008.  As a result of this analysis during the second quarter of 2008, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in 2008 of approximately $62.8 million.  For the second quarter and six months ended July 4, 2009, the Company provided an additional federal, foreign and state valuation allowance of approximately $7.4 million and $26.4 million, respectively.  In assessing the need for a valuation allowance, the Company assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets, and certain foreign deferred tax assets and net operating losses.

As of January 1, 2009, the Company had a liability of approximately $18.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  During the six months ended July 4, 2009, the Company recorded a reduction (tax benefit) to this reserve of approximately $1.2 million as a result of the lapse in the statute of limitations on certain foreign tax items.  As a result of additional provisions to the reserve during the second quarter and six months of 2009, the liability for uncertain tax positions at July 4, 2009 was approximately $17.9 million.  The corresponding amount of gross uncertain tax benefits was approximately $32.1 million and $31.3 million at July 4, 2009 and December 31, 2008, respectively.

As of July 4, 2009, the Company has approximately $3.5 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2009.

As of January 1, 2009, the Company accrued approximately $4.5 million of interest related to uncertain tax positions.  As of July 4, 2009, the total amount of accrued interest related to uncertain tax positions is approximately $4.5 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(F)        At July 4, 2009, the Company’s former subsidiary, Ply Gem, guaranteed approximately $16.2 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has an estimated liability related to this indemnified guarantee of approximately $0.7 million at July 4, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then Nortek may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  At July 4, 2009, in accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has a contingent loss of approximately $3.3 million recorded in its unaudited condensed consolidated balance sheet in connection with this arrangement, representing management’s best estimate.  During the second quarter of 2009, the Company reduced its estimate by approximately $3.2 million, which resulted in a reduction to selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $13.5 million and $17.1 million at July 4, 2009 and December 31, 2008, respectively.  Approximately $4.7 million of short-term liabilities and approximately $8.8 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at July 4, 2009 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximately $63.1 million of recorded insurance liabilities at July 4, 2009 relate to product liability accruals of approximately $42.8 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the second quarter ended July 4, 2009 and June 28, 2008 are as follows:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Amounts in millions)

Balance, beginning of the period	$42.0	$35.8
Provision during the period	2.7	3.3
Payments made during the period	(2.3)	(1.4)
Other adjustments	0.4	0.2
Balance, end of the period	$42.8	$37.9

Changes in the Company’s combined short-term and long-term product liability accruals during the six months ended July 4, 2009 and June 28, 2008 are as follows:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Amounts in millions)

Balance, beginning of the period	$39.5	$35.0
Provision during the period	6.3	6.2
Payments made during the period	(3.4)	(3.5)
Other adjustments	0.4	0.2
Balance, end of the period	$42.8	$37.9

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

Changes in the Company’s combined short-term and long-term warranty accruals during the second quarter ended July 4, 2009 and June 28, 2008 are as follows:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Amounts in millions)

Balance, beginning of the period	$51.8	$48.7
Warranties provided during the period	7.3	8.7
Settlements made during the period	(6.9)	(7.4)
Changes in liability estimate, including expirations	1.2	0.6
Balance, end of the period	$53.4	$50.6

Changes in the Company’s combined short-term and long-term warranty accruals during the six months ended July 4, 2009 and June 28, 2008 are as follows:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Amounts in millions)

Balance, beginning of the period	$51.5	$47.3
Warranties provided during the period	14.4	16.0
Settlements made during the period	(13.3)	(13.9)
Changes in liability estimate, including expirations	0.8	1.2
Balance, end of the period	$53.4	$50.6

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

Pension and profit sharing expense charged to operations aggregated approximately $2.1 million and $1.9 million for the second quarter ended July 4, 2009 and June 28, 2008, respectively, and aggregated approximately $3.3 million and $3.5 million for the six months ended July 4, 2009 and June 28, 2008, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At July 4, 2009, the Company estimated that approximately $2.8 million would be contributed to the Company’s defined benefit pension plans in 2009, of which approximately $1.3 million was contributed through the first six months of 2009.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the second quarter ended July 4, 2009 and June 28, 2008 consists of the following components:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Service cost	$0.2	$0.2
Interest cost	2.3	3.4
Expected return on plan assets	(1.9)	(3.7)
Recognized actuarial loss	0.1	---
Net periodic benefit cost (income)	$0.7	$(0.1)

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the six months ended July 4, 2009 and June 28, 2008 consists of the following components:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Service cost	$0.3	$0.3
Interest cost	4.6	5.9
Expected return on plan assets	(3.7)	(6.4)
Recognized actuarial loss	0.3	---
Net periodic benefit cost (income)	$1.5	$(0.2)

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the second quarter ended July 4, 2009 and June 28, 2008 consists of the following components:

	For the second quarter ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Interest cost	$0.1	$0.1
Net periodic post-retirement health cost	$0.1	$0.1

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the six months ended July 4, 2009 and June 28, 2008 consists of the following components:

	For the six months ended
	July 4, 2009	June 28, 2008
	(Dollar amounts in millions)

Interest cost	$0.2	$0.2
Amortization of prior service cost	(0.1)	---
Net periodic post-retirement health cost	$0.1	$0.2

(H)
On August 17, 2009, the Company’s wholly-owned subsidiary Cleanpak International, Inc. announced plans to shut down manufacturing operations at its Clackamas, Oregon plant, including termination of all 163 workers, and to relocate such operations to the Huntair, Inc. plant in Tualatin, Oregon.  The Company will be meeting with the Sheet Metal Workers Local 16 Union to discuss the effects of the plant shutdown.  It is anticipated that the manufacturing operations at Clackamas will cease by the end of 2009.  The costs of the shutdown, including any severance, relocation expenses and facility lease costs are estimated to be between $3.0 million and $4.0 million and have not been reflected in the Company’s Unaudited Financial Statements as of or for the periods ended July 4, 2009.

  NTK HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 4, 2009
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2008

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

NTK Holdings, Inc. (“NTK Holdings”) and its wholly-owned subsidiaries (collectively with Nortek, Inc. (“Nortek”), the “Company”) are diversified manufacturers of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,
•	the Home Technology Products (“HTP”) segment,
•	the Residential Air Conditioning and Heating Products (“R-HVAC“) segment, and
•	the Commercial Air Conditioning and Heating Products (“C-HVAC“) segment.

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

Financial Statement Presentation

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of NTK Holdings and all of its wholly-owned subsidiaries, including Nortek, and have been prepared on the basis of a going concern.  However, the conditions noted further below in “Liquidity and Capital Resources” create uncertainty about the Company’s ability to meet its debt obligations as they come due or may be accelerated.  The Unaudited Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The second quarters ended July 4, 2009 (“second quarter of 2009”) and June 28, 2008 (“second quarter of 2008”) each include 91 days.  The first six months ended July 4, 2009 (“six months of 2009”) and June 28, 2008 (“six months of 2008”) include 185 days and 180 days, respectively.

The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, August 24, 2009.

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in comparing current results with the prior period.

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

The Company’s critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses,
•	Inventory Valuation,
•	Income Taxes,
•	Goodwill and Other Long-Lived Assets,
•	Pensions and Post-Retirement Health Benefits,
•	Warranty, Product Recalls and Safety Upgrades,
•	Insurance Liabilities, including Product Liability, and
•	Contingencies.

The Company’s critical accounting policies with respect to the Company’s accounting for goodwill and related goodwill impairment charges are summarized below.  Further detail regarding the Company’s other critical accounting policies can be found in the consolidated financial statements and the notes included in NTK Holdings’ latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Goodwill

The Company accounts for acquired goodwill in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141 and SFAS No. 142.

The Company accounts for goodwill impairment in accordance with SFAS No. 142, which requires considerable judgment in the ongoing evaluation of goodwill impairment.  Under SFAS No. 142, goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units and include Residential Ventilation Products (“RVP”), Home Technology Products (“HTP”) and the residential and commercial segments of Air Conditioning and Heating Products (“R-HVAC” and “C-HVAC”).

The Company utilizes a combination of a discounted cash flow approach (the “DCF Approach”) and an EBITDA multiple approach (the “EBITDA Multiple Approach”) in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142.  The DCF Approach requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries.  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The EBITDA Multiple Approach requires that the Company estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods.  The Company then uses a weighted average of 70% of the DCF Approach and 30% for the EBITDA Multiple Approach, as the Company believes that the DCF Approach is a more representative measurement of the long-term fair value of the reporting units and, as such, a higher weighting of valuation probability is appropriate in the overall weighted average computation of fair value.

Prior to the annual goodwill impairment evaluation in the fourth quarter each year, the Company performs the following analyses, among others, on a quarterly basis in order to determine if events or circumstances have changed such that it is more likely than not that the fair value of any of the Company’s reporting units are below the respective carrying amounts:

-
The Company reviews public information from its competitors and other industry information to determine if there are any significant adverse trends in the competitor’s businesses such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of the Company’s reporting units are potentially impaired.

-
The Company updates its long-term 5-year financial projections and compares the amounts to the prior long-term 5-year projections to determine if there has been a significant adverse change that could materially lower the Company’s prior valuation conclusions for any of the reporting units under both the DCF and EBITDA Multiple Approaches.

-
The Company updates its analyses of the WACC rates for each reporting unit in order to determine if there have been any significant increases in the rates, which could materially lower the Company’s prior valuation conclusions for any of the reporting units under the DCF Approach.

-
The Company updates its analyses of comparable company EBITDA multiples in order to determine if there have been any significant decreases in the multiples, which could materially lower the Company’s prior valuation conclusions for any of the reporting units under the EBITDA Multiple Approach.

-
The Company determines the current carrying value for each reporting unit as of the end of the quarter and compares it the prior quarter amount in order to determine if there has been any significant increase that could impact the Company’s prior goodwill impairment assessments.

-
The Company will also, as necessary, run pro forma models substituting the new assumption information derived from the above analyses to determine the impact that such assumption changes would have had on the prior valuations.  These pro forma calculations assist the Company in determining whether or not the new valuation assumption information would have resulted in a significant decrease in the fair value of any of the reporting units.

Based on this analysis, the Company makes a final determination for each reporting unit as to whether or not an interim “Step 1 Test” is required under SFAS No. 142 for the quarter.  The SFAS No. 142 Step 1 Test compares the estimated fair value of each reporting unit to its carrying value and if the estimated fair value is lower than the carrying value then there is an indication of goodwill impairment under SFAS No. 142 and a “Step 2 Test” is required.  If the estimated fair value of the reporting unit exceeds the carrying value then no further goodwill impairment testing is required by SFAS No. 142.

In connection with its second quarter 2009 SFAS No. 142 analysis, the Company determined that Step 1 Testing under SFAS No. 142 was required for each of the reporting units, primarily due to the Company’s reductions in the long-term 5-year forecasts for each reporting unit as discussed further below.

As indicated above, the Company uses a combination of a DCF Approach weighted at 70% and an EBITDA Multiple Approach weighted at 30% in order to determine the estimated fair values under Step 1 Testing, which is consistent with the valuation approach that the Company used to determine the estimated fair values for the reporting units for the Company’s final Step 1 Testing under SFAS No. 142 during 2008, which included an interim test as of December 31, 2008, an annual test as of September 28, 2008 and an interim test as of September 27, 2008.

The key assumptions used by the Company in order to determine the appropriate WACC rates for the DCF Approach for each reporting unit are the following:

-	A risk free rate based on the 20-year Treasury Bond yield.

-
A market risk premium of 6% based on the Company’s assessment of the additional risk associated with equity investment that is determined in part through the use of published historical equity risk studies as adjusted for the business risk index for each reporting unit.  The business risk index is derived from comparable companies and measures the estimated stock price volatility.

-
Comparable company and market interest rate information are used to determine the cost of debt and the appropriate long-term capital structure in order to weight the cost of debt and the cost of equity into an overall WACC.

-	A size risk premium based on the value of the reporting unit that is determined through the use of published historical size risk premia data.

-
A specific risk premium for the cost of equity, as necessary, which factors in overall economic and stock market volatility conditions at the time the WACC is estimated.  The Company used 2% as the specific risk premium as of December 31, 2008 and July 4, 2009 for the WACC rates disclosed below.

The following is a summary of the WACC rates by reporting unit used for the DCF Approach as of July 4, 2009 and December 31, 2008, which was the most Company’s most recent prior valuation date under SFAS No. 142.

Reporting Unit	7-04-09	12-31-08
RVP	11.8%	12.0%
HTP	12.4	12.8
R-HVAC	17.2	18.0
C-HVAC	17.2	18.0

The reduction in the RVP and HTP WACC rates from December 31, 2008 to July 4, 2009 is principally due to a 0.3% reduction in the risk free rate assumption.  The reduction in the R-HVAC and C-HVAC WACC rates from December 31, 2008 to July 4, 2009 is principally due a 0.6% reduction in the market risk premium as a result of a lower business risk index and the 0.3% reduction in the risk free rate assumption.  The principal differences between the RVP and HTP WACC rates and the R-HVAC and C-HVAC rates are higher size risk premiums for R-HVAC and C-HVAC due to their smaller size and a higher equity component to the long-term capital structure.

The Company’s latest long-term 5-year forecast includes the following macroeconomic assumptions, among others:

-
A continued downward outlook for 2009 due to (i) tepid demand from homebuilders, (ii) a challenging environment for existing home sales and (iii) decreased discretionary spending by consumers and businesses.

-
The Company expects U.S. housing starts, which is a key driver of demand for the Company’s products, to bottom out in 2009 and achieve growth beginning in 2010 and continuing through the forecast period.

-	Residential fixed investment is expected to resume growth in 2010 while non-residential construction is not expected to increase until 2011

Based on these macro-economic assumptions, the Company believes that EBITDA will continue to decline in 2009 and then begin to rebound in 2010 with continued growth through 2014.  The Company’s prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009.  As a result, the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units and for 2011 through 2014 for the HTP, R-HVAC and C-HVAC reporting units.

The combined impact of the change in the WACC rates used and the change in the long-term forecasts resulted in an approximately 3.6% increase in the DCF Approach valuations for RVP from the prior valuation as of December 31, 2008 and decreases of approximately 42.5%, 17.7% and 26.3% in the DCF Approach valuations for HTP, R-HVAC and C-HVAC, respectively, from the prior valuations as of December 31, 2008.   The Company believes that its assumptions used to determine the fair value for the respective reporting units under the DCF Approach are reasonable.  If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital and terminal growth rates, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

For the EBITDA Multiple Approach, the Company reviewed comparable company information to determine EBITDA multiples and concluded that 7.0x was an appropriate EBITDA multiple to use for each of the reporting units for the selected EBITDA measurement periods of forecasted 2009 and 2010 EBITDA.  The valuations using forecasted 2009 and 2010 EBITDA were weighted equally in arriving at the Company’s overall EBITDA Multiple valuation conclusions that comprise 30% of the total valuation weighting.  In the prior valuations as of December 31, 2008, the Company used 6.5x for the comparable periods for RVP, 8.0x for the comparable periods for HTP, 4.5x to 6x for the comparable periods for R-HVAC and 5.0x to 5.5x for the comparable periods for C-HVAC.  As indicated above, the EBITDA Multiple valuations as compared to the prior valuations as of December 31, 2008 were also impacted by changes in the forecasted EBITDA amounts for the selected periods.  The combined impact of the change in the EBITDA multiples used and the change in the EBITDA forecasts resulted in decreases of approximately 5.5% and 51.8% in the EBITDA Multiple Approach valuations for RVP and HTP, respectively, from the prior valuation as of December 31, 2008 and increases of approximately 23.4% and 12.0% in the EBITDA Multiple Approach valuations for R-HVAC and C-HVAC, respectively, from the prior valuations as of December 31, 2008.  The Company believes that its assumptions used to determine the fair value for the respective reporting units under the EBITDA Multiple Approach are reasonable.  If different assumptions were used, particularly with respect to estimating future EBITDA and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

On an overall weighted basis consisting of 70% DCF Approach and 30% EBITDA Multiple Approach, the estimated fair value increased by 1.1% for RVP and decreased by 45.1%, 6.9% and 14.4% for HTP, R-HVAC and C-HVAC, respectively, from the estimated fair value as of December 31, 2008.

The results of the Step 1 Tests performed in the second quarter of 2009 indicated that the carrying value of the HTP reporting unit exceeded the estimated fair value determined by the Company and, as such, a “Step 2 Test” was required for this reporting unit.   The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units.

The Company believes that its assumptions used to determine the fair values for the RVP, R-HVAC and C- HVAC reporting units were reasonable.  As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, EBITDA, and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of these reporting units could differ from the estimated operating results and related cash flows.  The Company estimates that as of July 4, 2009 the fair value estimates, including the impact of the assumed long-term growth rates, for RVP, R-HVAC and C-HVAC would have needed to be reduced by 16.3%, 8.6% and 17.7%, respectively, before the Company would have been required to perform additional impairment analysis for these reporting units as those decreases would have reduced the estimated fair value to an amount below the carrying value for these reporting units.

The preliminary Step 2 Test for the HTP reporting unit for the second quarter of 2009 required the Company to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill.  To the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Test and the timing of the Company’s determination of the goodwill impairment, the Company had not yet finalized its Step 2 Test at August 24, 2009.  In accordance with the guidance in SFAS No. 142, the Company has completed a preliminary assessment of the expected impact of the Step 2 Test using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary estimate of the goodwill impairment loss for the HTP reporting unit for the second quarter of 2009 of approximately $250.0 million.  The preliminary estimate of goodwill impairment loss is expected to be finalized in the second half of 2009.

The following procedures are, among others, the more significant analyses that the Company needs to complete in order to finalize its Step 2 Test:

•	Finalize appraisals to determine the estimated fair value of property and equipment, and intangible assets within the HTP reporting unit,
•	Finalize analyses within the HTP reporting unit to determine the estimated fair value adjustment required to inventory, and
•	Finalize deferred tax analyses for the HTP reporting unit.

In connection with the preliminary Step 2 Test, the Company made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for Step 2 Test.  The completion of the final analyses described above may result in significant changes to the estimates used and, therefore, may have a significant impact on the final HTP goodwill impairment loss recorded in 2009.  In addition, there can be no assurance that the Company will not identify other issues during the completion of the Step 2 Test that may have a significant impact on the final HTP goodwill impairment loss recorded for 2009.

The Company also incurred a goodwill impairment charge during 2008 of approximately $710.0 million, which consisted of approximately $444.0 million, approximately $77.0 million and approximately $189.0 million for the RVP, HTP and R-HVAC reporting units, respectively.  The principal driver of the need for these impairment charges in 2008 were reductions in the cash flow forecasts that resulted in significantly lower fair value estimates for RVP, HTP and R-HVAC from prior valuations.  The reduced cash flow forecasts for 2008 reflected the Company’s estimate of the impact of the worldwide economic downturn at that time but the assumed impact of the downturn in the prior forecasts was less severe than was actually the case in the first half of 2009 and the Company had believed that the economic turnaround would begin to occur in the second half of 2009.  The severity of the downturn and the Company’s current belief that the economic recovery will not begin until 2010 particularly impacted the HTP reporting unit and resulted in the need for a further impairment charge in 2009.

Although the Company believes that the forecasts and valuations assumptions used are reasonable, the worldwide economic situation remains highly volatile and if the downturn persists or the recovery is slower than anticipated then the Company may be required to take additional goodwill impairment charges in the future.  Accordingly, there can be no assurance that the future forecasted operating results of the Company will be achieved or that future goodwill impairment charges will not need to be recorded.
Results of Operations

The following table presents the financial information for the Company’s reporting segments for the second quarter ended July 4, 2009 and June 28, 2008:

	For the second quarter ended		Net Change
	July 4, 2009	June 28, 2008	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$139.4	$187.0	$(47.6)	(25.5)%
Home technology products	99.9	131.2	(31.3)	(23.9)
Residential air conditioning and heating products	137.5	177.5	(40.0)	(22.5)
Commercial air conditioning and heating products	111.0	151.4	(40.4)	(26.7)
Consolidated net sales	$487.8	$647.1	$(159.3)	(24.6)%
Operating (loss) earnings:
Residential ventilation products (1)	$11.9	$16.0	$(4.1)	(25.6)%
Home technology products (2)	(247.1)	7.8	(254.9)	*
Residential air conditioning and heating products (3)	10.6	14.6	(4.0)	(27.4)
Commercial air conditioning and heating products (4)	13.7	15.3	(1.6)	(10.5)
Subtotal	(210.9)	53.7	(264.6)	*
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Income from change in estimate of loss on the Company's
indemnification related to a lease guarantee	3.2	---	3.2	*
Advisory fees related to the Company's analysis of
its capital structure	(0.9)	---	(0.9)	*
Foreign exchange gains on transactions,
including intercompany debt	0.4	---	0.4	*
Unallocated, net	(7.4)	(6.7)	(0.7)	(10.4)
Consolidated operating (loss) earnings	$(215.7)	$46.9	$(262.6)	* %
Depreciation and amortization expense:
Residential ventilation products (5)	$5.8	$7.5	$(1.7)	(22.7)%
Home technology products	4.4	4.9	(0.5)	(10.2)
Residential air conditioning and heating products (6)	3.1	2.9	0.2	6.9
Commercial air conditioning and heating products	2.6	3.0	(0.4)	(13.3)
Unallocated	0.2	0.3	(0.1)	(33.3)
	$16.1	$18.6	$(2.5)	(13.4)%
Operating (loss) earnings margin:
Residential ventilation products (1)	8.5%	8.6%
Home technology products (2)	*	5.9
Residential air conditioning and heating products (3)	7.7	8.2
Commercial air conditioning and heating products (4)	12.3	10.1
Consolidated	(44.2)%	7.2%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (5)	4.2%	4.0%
Home technology products	4.4	3.7
Residential air conditioning and heating products (6)	2.3	1.6
Commercial air conditioning and heating products	2.3	2.0
Consolidated	3.3%	2.9%

*	not meaningful or not applicable

(1)	The operating results of the RVP segment for the second quarter ended July 4, 2009 include:
•	approximately $1.2 million of severance charges incurred related to certain reduction in workforce initiatives,
•	net foreign exchange losses of approximately $0.7 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a gain of approximately $0.3 million from the sale of a manufacturing facility, and
•	a charge related to reserves for amounts due from customers of approximately $0.2 million.

The operating results of the RVP segment for the second quarter ended June 28, 2008 include:
•	a gain of approximately $2.5 million from the sale of a manufacturing facility,
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, and
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)     The operating results of the HTP segment for the second quarter ended July 4, 2009 include an estimated non-cash goodwill impairment charge of approximately $250.0 million and a charge related to reserves for amounts due from customers of approximately $0.6 million.

The operating results of the HTP segment for the second quarter ended June 28, 2008 include approximately $4.5 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

(3)     The operating results of the R-HVAC segment for the second quarter ended July 4, 2009 include approximately $0.1 million of severance charges incurred related to certain reduction in workforce initiatives and a charge related to reserves for amounts due from customers of approximately $0.1 million.

(4)     The operating results of the C-HVAC segment for the second quarter ended July 4, 2009 include a charge related to reserves for amounts due from customers of approximately $1.1 million and net foreign exchange losses of approximately $1.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the second quarter ended June 28, 2008 include net foreign exchange losses of approximately $0.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(5)     Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.3 million for the second quarter ended July 4, 2009.

(6)     Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.2 million for the second quarter ended July 4, 2009.

The following table presents the financial information for the Company’s reporting segments for the first six months ended July 4, 2009 and June 28, 2008:

	For the six months ended		Net Change
	July 4, 2009	June 28, 2008	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$289.3	$375.2	$(85.9)	(22.9)%
Home technology products	198.3	255.3	(57.0)	(22.3)
Residential air conditioning and heating products	219.9	297.6	(77.7)	(26.1)
Commercial air conditioning and heating products	219.3	259.2	(39.9)	(15.4)
Consolidated net sales	$926.8	$1,187.3	$(260.5)	(21.9)%
Operating (loss) earnings:
Residential ventilation products (1)	$20.9	$31.9	$(11.0)	(34.5)%
Home technology products (2)	(246.0)	18.1	(264.1)	*
Residential air conditioning and heating products (3)	5.3	15.6	(10.3)	(66.0)
Commercial air conditioning and heating products (4)	29.9	19.0	10.9	57.4
Subtotal	(189.9)	84.6	(274.5)	*
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Income from change in estimate of loss on the Company's
indemnification related to a lease guarantee	3.2	---	3.2	*
Advisory fees related to the Company's analysis of
its capital structure	(0.9)	---	(0.9)	*
Foreign exchange gains on transactions,
including intercompany debt	0.4	0.1	0.3	*
Unallocated, net	(13.8)	(14.3)	0.5	3.5
Consolidated operating (loss) earnings	$(201.1)	$70.3	$(271.4)	* %
Depreciation and amortization expense:
Residential ventilation products (5)	$10.9	$13.6	$(2.7)	(19.9)%
Home technology products	8.8	9.8	(1.0)	(10.2)
Residential air conditioning and heating products (6)	6.1	6.0	0.1	1.7
Commercial air conditioning and heating products	5.5	6.0	(0.5)	(8.3)
Unallocated	0.3	0.6	(0.3)	(50.0)
	$31.6	$36.0	$(4.4)	(12.2)%
Operating (loss) earnings margin:
Residential ventilation products (1)	7.2%	8.5%
Home technology products (2)	*	7.1
Residential air conditioning and heating products (3)	2.4	5.2
Commercial air conditioning and heating products (4)	13.6	7.3
Consolidated	(21.7)%	5.9%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (5)	3.8%	3.6%
Home technology products	4.4	3.8
Residential air conditioning and heating products (6)	2.8	2.0
Commercial air conditioning and heating products	2.5	2.3
Consolidated	3.4%	3.0%

*	not meaningful or not applicable

(1)	The operating results of the RVP segment for the six months ended July 4, 2009 include:
•	approximately $1.5 million of severance charges incurred related to certain reduction in workforce initiatives,
•	net foreign exchange losses of approximately $1.1 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	a charge related to reserves for amounts due from customers of approximately $0.3 million, and
•	a gain of approximately $0.3 million from the sale of a manufacturing facility.

The operating results of the RVP segment for the six months ended June 28, 2008 include:
•	a gain of approximately $2.5 million from the sale of a manufacturing facility
•	costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million, and
•	net foreign exchange gains of approximately $0.9 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(2)	The operating results of the HTP segment for the six months ended July 4, 2009 include:
•	an estimated non-cash goodwill impairment charge of approximately $250.0 million,
•	a charge related to reserves for amounts due from customers of approximately $1.2 million,
•	approximately $0.4 million of severance charges incurred related to certain reduction in workforce initiatives, and
•	net foreign exchange losses of approximately $0.2 million related to transactions.

The operating results of the HTP segment for the first six months ended June 28, 2008 include approximately $4.7 million of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers and net foreign exchange gains of approximately $0.2 million related to transactions.

(3)     The operating results of the R-HVAC segment for the first six months ended July 4, 2009 include approximately $0.3 million of severance charges incurred related to certain reduction in workforce initiatives and a charge related to reserves for amounts due from customers of approximately $0.1 million.

(4)     The operating results of the C-HVAC segment for the first six months ended July 4, 2009 include a charge related to reserves for amounts due from customers of approximately $1.2 million and net foreign exchange losses of approximately $0.6 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

The operating results of the C-HVAC segment for the first six months ended June 28, 2008 include net foreign exchange gains of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

(5)     Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.3 million for the first six months ended July 4, 2009.

(6)     Includes a non-cash amortization of excess purchase price allocated to inventory recorded to cost of products sold of approximately $0.2 million for the first six months ended July 4, 2009.

The following table presents the financial information for the second quarter ended July 4, 2009 and June 28, 2008.  The results of operations for the second quarter ended July 4, 2009 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the second quarter of 2009
			as compared to the
	For the second quarter ended		second quarter of 2008
	July 4, 2009	June 28, 2008	$	%
	(Dollar amounts in millions)

Net sales	$487.8	$647.1	$(159.3)	(24.6)%
Cost of products sold (1)	351.7	473.3	121.6	25.7
Selling, general and administrative expense, net (1)	95.8	118.5	22.7	19.2
Goodwill impairment charge (2)	250.0	---	(250.0)	*
Amortization of intangible assets	6.0	8.4	2.4	28.6
Operating (loss) earnings	(215.7)	46.9	(262.6)	*
Interest expense	(55.3)	(47.4)	(7.9)	(16.7)
Loss from debt retirement	---	(9.9)	9.9	100.0
Investment income	0.1	0.2	(0.1)	(50.0)
Loss before (benefit) provision for income taxes	(270.9)	(10.2)	(260.7)	*
(Benefit) provision for income taxes	(6.7)	33.3	40.0	*
Net loss	$(264.2)	$(43.5)	$(220.7)	* %

			Change in percentage for
	Percentage of net sales for		the second quarter of 2009
	the second quarter ended		as compared to the
	July 4, 2009	June 28, 2008	second quarter of 2008

Net sales	100.0%	100.0%	---%
Cost of products sold (1)	72.1	73.2	1.1
Selling, general and administrative expense, net (1)	19.6	18.3	(1.3)
Goodwill impairment charge (2)	51.3	---	(51.3)
Amortization of intangible assets	1.2	1.3	0.1
Operating (loss) earnings	(44.2)	7.2	(51.4)
Interest expense	(11.3)	(7.3)	(4.0)
Loss from debt retirement	---	(1.5)	1.5
Investment income	---	---	---
Loss before (benefit) provision for income taxes	(55.5)	(1.6)	(53.9)
(Benefit) provision for income taxes	(1.3)	5.1	6.4
Net loss	(54.2)%	(6.7)%	(47.5)%

(1)	See Note C of the Notes to the Unaudited Financial Statements included elsewhere herein.

(2)	See Note A of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

The following table presents the financial information for the first six months ended July 4, 2009 and June 28, 2008.  The results of operations for the first six months ended July 4, 2009 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first six months of 2009
			as compared to the
	For the six months ended		first six months of 2008
	July 4, 2009	June 28, 2008	$	%
	(Dollar amounts in millions)

Net sales	$926.8	$1,187.3	$(260.5)	(21.9)%
Cost of products sold (1)	669.2	864.9	195.7	22.6
Selling, general and administrative expense, net (1)	196.8	237.0	40.2	17.0
Goodwill impairment charge (2)	250.0	---	(250.0)	*
Amortization of intangible assets	11.9	15.1	3.2	21.2
Operating (loss) earnings	(201.1)	70.3	(271.4)	*
Interest expense	(110.3)	(90.4)	(19.9)	(22.0)
Loss from debt retirement	---	(9.9)	9.9	100.0
Investment income	0.2	0.4	(0.2)	(50.0)
Loss before provision for income taxes	(311.2)	(29.6)	(281.6)	*
Provision for income taxes	1.3	27.9	26.6	95.3
Net loss	$(312.5)	$(57.5)	$(255.0)	* %

			Change in percentage for
	Percentage of net sales for		the first six months of 2009
	the first six months ended		as compared to the
	July 4, 2009	June 28, 2008	first six months of 2008

Net sales	100.0%	100.0%	---%
Cost of products sold (1)	72.2	72.8	0.6
Selling, general and administrative expense, net (1)	21.2	20.0	(1.2)
Goodwill impairment charge (2)	27.0	---	(27.0)
Amortization of intangible assets	1.3	1.3	---
Operating (loss) earnings	(21.7)	5.9	(27.6)
Interest expense	(11.9)	(7.6)	(4.3)
Loss from debt retirement	---	(0.8)	0.8
Investment income	---	---	---
Loss before provision for income taxes	(33.6)	(2.5)	(31.1)
Provision for income taxes	0.1	2.3	2.2
Net loss	(33.7)%	(4.8)%	(28.9)%

(1)	See Note C of the Notes to the Unaudited Financial Statements included elsewhere herein.

(2)	See Note A of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

Critical factors affecting the Company’s future performance, including the level of the Company’s sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first half of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the first half of 2009 and are expected to continue throughout the second half of 2009.  Key industry activity affecting the Company’s businesses in the United States for the second quarter and six months of 2009, and the fourth quarter and full year of 2008 were as follows:

	% Increase / (Decrease)
	Sources	2nd Quarter	Six Months	4th Quarter	Full Year
	of Data	2009	2009	2008	2008
Private residential construction spending	1	(31)%	(33)%	(28)%	(29)%
Total housing starts	1	(46)%	(48)%	(44)%	(33)%
New home sales	1	(29)%	(35)%	(42)%	(38)%
Existing home sales	3	(3)%	(5)%	(6)%	(13)%
Residential improvement spending	1	3%	(2)%	(3)%	(14)%
Central air conditioning and heat pump shipments	2	(15)%	(18)%	(26)%	(9)%
Private non-residential construction spending	1	(5)%	(4)%	4%	13%
Manufactured housing shipments	1	(44)%	(45)%	(28)%	(15)%
Residential fixed investment spending	4	(27)%	(26)%	(20)%	(23)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	National Association of Realtors
(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts decreased approximately 46% and 44% in the second quarter and six months of 2009 as compared to the same periods of 2008, and decreased approximately 15% and 8% in the fourth quarter and full year of 2008 as compared to the same periods of 2007.

During 2008, and continuing into the first half of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.7 million and $39.5 million in cost reductions were achieved during the second quarter and first half of 2009, respectively, as compared to the same periods of 2008.  The Company’s total selling, general and administrative expense, net was approximately $22.7 million and $40.2 million lower, while overhead expense, including freight costs, charged to cost of products sold was approximately $25.6 million and $39.0 million lower for the second quarter and first half of 2009, respectively, over the same periods of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

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

Second quarter and first six months ended July 4, 2009 as compared to the second quarter and first six months ended June 28, 2008

Net Sales.  As discussed further in the following paragraphs, consolidated net sales for the second quarter of 2009 decreased by approximately $159.3 million, or 24.6%, as compared to the second quarter of 2008.  Consolidated net sales for the first six months ended July 4, 2009 (“six months of 2009”) decreased by approximately $260.5 million, or 21.9%, as compared to the first six months ended June 28, 2008 (“six months of 2008”).  The effect of changes in foreign currency exchange rates reduced net sales by approximately $12.7 million and $30.8 million in the second quarter and six months of 2009, respectively.  Excluding the effect of changes in foreign currency exchange rates consolidated net sales for the second quarter and six months of 2009 decreased approximately $146.6 million and $229.7 million, respectively, as compared to the same periods of 2008.

In the RVP segment, net sales for the second quarter of 2009 decreased approximately $47.6 million or 25.5% as compared to the second quarter of 2008 and decreased approximately $85.9 million or 22.9% for the six months of 2009 as compared to the six months of 2008.  Net sales in the RVP segment for the second quarter and six months of 2009 reflect a decrease of approximately $6.9 million and $16.0 million, respectively, attributable to the effect of changes in foreign currency exchange rates.

Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the second quarter and six months of 2009 decreased approximately $40.7 million and $69.9 million, respectively, as compared to the same periods of 2008.  This decrease reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, slightly offset by higher average unit sales prices of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the second quarter and six months of 2009 decreased slightly as compared to the same periods of 2008.  Higher average unit sales prices of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2008.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 78.6% and 78.9% of the RVP segment’s total gross sales for the second quarter and six months of 2009, respectively.  Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 19.1% and 17.4% in the second quarter and six months of 2009, respectively, and, excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 29.1% and 24.4% in the second quarter and six months of 2009, respectively.

In the HTP segment, net sales for the second quarter of 2009 decreased approximately $31.3 million or 23.9% as compared to the second quarter of 2008 and decreased approximately $57.0 million or 22.3% for the six months of 2009 as compared to the six months of 2008.  Net sales in the HTP segment for the second quarter and six months of 2009 include a decrease of approximately $0.1 million and $0.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the HTP segment for the second quarter and six months of 2009 decreased approximately $31.2 million and $56.6 million, respectively.  A decrease in sales volume of products sold within this segment, coupled with higher sales returns as a percentage of gross sales, drove the decrease in net sales year over year.

In the R-HVAC segment, net sales for the second quarter of 2009 decreased approximately $40.0 million or 22.5% as compared to the second quarter of 2008 and decreased approximately $77.7 million or 26.1% for the six months of 2009 as compared to the six months of 2008.  This decrease is primarily a result of lower sales volume of HVAC products sold to residential site built and manufactured housing customers as a result of the overall economic downturn in the housing industry.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.1% and 5.1% of the Company’s consolidated net sales for the second quarter of 2009 and 2008, respectively, and constituted approximately 4.0% and 4.8% of the Company’s consolidated net sales for the six months of 2009 and 2008, respectively.

In the C-HVAC segment, net sales for the second quarter of 2009 decreased approximately $40.4 million or 26.7% as compared to the second quarter of 2008 and decreased approximately $39.9 million or 15.4% for the six months of 2009 as compared to the six months of 2008.  Net sales in the C-HVAC segment for the second quarter and six months of 2009 include a decrease of approximately $5.7 million and $14.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the second quarter and six months of 2009 decreased approximately $34.7 million and $25.5 million, respectively.  This decrease is due, in part, to a decrease in sales volume of air handlers by certain of the segment’s U.S and Canadian subsidiaries, partially offset by approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009, and, to a lesser extent, from price increases implemented in 2008.  Backlog for C-HVAC products was approximately $151.6 million at July 4, 2009, approximately $202.0 million at December 31, 2008 and approximately $237.5 million at June 28, 2008.  The decrease in backlog at July 4, 2009 as compared to December 31, 2008 reflects a decrease in orders during the past several months for jobs expected to be delivered principally over the second half of 2009.  The decrease in backlog at July 4, 2009 as compared to June 28, 2008 reflects, in part, the completion of a sizeable job during 2008 resulting in a decrease to backlog of approximately $72.7 million.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 17.7% and 19.7% of consolidated net sales for the second quarter of 2009 and 2008, respectively, and were approximately 19.7% and 20.9% of consolidated net sales for the six months of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 9.9% and 8.9% of consolidated net sales for the second quarter of 2009 and 2008, respectively, and were approximately 10.6% and 9.0% of consolidated net sales for the six months of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and C-HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 6.0% and 8.5% of consolidated net sales for the second quarter of 2009 and 2008, respectively, and were approximately 6.9% and 9.5% of consolidated net sales for the six months of 2009 and 2008, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and C-HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold for the second quarter of 2009 was approximately $351.7 million as compared to approximately $473.3 million for the second quarter of 2008 and was approximately $669.2 million for the six months of 2009 as compared to approximately $864.9 million for the six months of 2008.  Cost of products sold as a percentage of net sales decreased from approximately 73.2% for the second quarter of 2008 to approximately 72.1% for the second quarter of 2009 and decreased from approximately 72.8% for the six months of 2008 to approximately 72.2% primarily as a result of the factors described below.

The Company continually reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation when possible.  During 2008, the Company implemented certain price increases, which have carried over into the first half of 2009, in each of its four segments to help offset higher costs.

Overall, consolidated material costs for the second quarter of 2009 were approximately $229.3 million, or 47.0% of net sales, as compared to approximately $315.6 million, or 48.8% of net sales, for the second quarter of 2008.  Consolidated material costs for the six months of 2009 were approximately $426.4 million, or 46.0% of net sales, as compared to approximately $569.1 million, or 47.9% of net sales for the six months of 2008.  During the second quarter and six months of 2009, the Company experienced lower material costs as compared to the same periods of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  Strategic sourcing initiatives and improvements in manufacturing processes also contributed to the decrease in material costs in the second quarter and six months of 2009 as compared to the same periods of 2008.

Direct labor costs for the second quarter of 2009 were approximately $27.8 million, or 5.7% of net sales, as compared to approximately $37.6 million or 5.8% of net sales, for the second quarter 2008.  Direct labor costs for the six months of 2009 were approximately $55.7 million, or 6.0% of net sales, as compared to approximately $69.6 million or 5.9% of net sales, for the six months 2008.

Overhead, including freight, costs for the second quarter of 2009 were approximately $94.5 million, or 19.4% of net sales, as compared to approximately $120.1 million, or 18.6% of net sales, for the second quarter of 2008.  Overhead costs for the six months of 2009 were approximately $187.1 million, or 20.2% of net sales, as compared to approximately $226.1 million, or 19.0% of net sales, for the six months of 2008.

The increase in the percentage of overhead costs to net sales for the second quarter and six months of 2009, and to a lesser extent the increase in the percentage of direct labor costs to net sales for the six months of 2009, is due, in part, to a decrease in sales volume which results in lower absorption rates.  The increase in the percentage of overhead costs to net sales also reflects the effect of lower sales volume and the fixed nature of certain overhead costs.

Freight costs were approximately 4.9% and 4.7% of net sales for the second quarter of 2009 and 2008, respectively, and were approximately 4.7% and 5.0% for the six months of 2009 and 2008, respectively.  During the six months of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the six months of 2008.  Continued strategic sourcing initiatives and other cost reduction measures also help to mitigate fluctuations in fuel costs.  These cost reduction measures reduced the overall effect of freight costs on cost of goods sold as a percentage of net sales for the six months of 2009 as compared to the same period of 2008.

Overall, changes in the cost of products sold (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the second quarter of 2009 was approximately $102.2 million or 73.3% of the segment’s net sales, as compared to approximately $141.0 million, or 75.4% of the segment’s net sales for the second quarter of 2008.  In the RVP segment, cost of products sold for the six months of 2009 was approximately $215.7 million or 74.6% of the segment’s net sales, as compared to approximately $280.5 million, or 74.8% of the segment’s net sales for the six months of 2008.  The decrease in the percentage of cost of products sold to net sales in the second quarter and six months of 2009 reflects a decrease in material costs as a percentage of net sales and to a lesser extent, in the second quarter of 2009, a decrease in overhead costs as a percentage of net sales.  Cost of products sold in the RVP segment for the second quarter and six months of 2009 also reflects (1) a decrease of approximately $5.6 million and $12.8 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) an increase in product liability expense of approximately $0.3 million and $1.0 million, respectively, as compared to the same periods of 2008 and (3) approximately $0.8 million and $0.9 million, respectively, of severance charges incurred related to certain reduction in workforce initiatives.  Cost of products sold in the RVP segment for the second quarter and six months of 2008 includes costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.4 million.

In the HTP segment, cost of products sold for the second quarter of 2009 was approximately $59.6 million or 59.6% of the segment’s net sales, as compared to approximately $72.7 million, or 55.4% of the segment’s net sales for the second quarter of 2008.  In the HTP segment, cost of products sold for the six months of 2009 was approximately $116.5 million or 58.7% of the segment’s net sales, as compared to approximately $140.4 million, or 55.0% of the segment’s net sales for the six months of 2008.  The increase in the percentage of cost of products sold to net sales is primarily as a result of an increase in material costs as a percentage of net sales, and to a lesser extent, lower sales without a proportionate decrease in overhead costs.  Cost of products sold in the HTP segment for the second quarter and six months of 2009 also reflects (1) a decrease of approximately $0.1 million and $0.2 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) approximately $0.2 million of severance charges incurred related to certain reduction in workforce initiatives.

In the R-HVAC segment, cost of products sold for the second quarter of 2009 was approximately $111.9 million, or 81.4% of the segment’s net sales, as compared to approximately $146.2 million, or 82.4% of the segment’s net sales, for the second quarter of 2008.  In the R-HVAC segment, cost of products sold for the six months of 2009 was approximately $185.7 million, or 84.5% of the segment’s net sales, as compared to approximately $248.8 million, or 83.6% of the segment’s net sales, for the six months of 2008.  The decrease in cost of products sold as a percentage of net sales for the second quarter of 2009 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from the purchase of steel, copper and aluminum.  The increase in cost of products sold as a percentage of net sales for the six months of 2009 primarily reflects lower sales without a proportionate decrease in overhead costs.  Material costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 60.5% and 62.2% for the second quarter of 2009 and 2008, respectively, and were approximately 61.2% and 61.6% for the six months of 2009 and 2008, respectively.

In the C-HVAC segment, cost of products sold for the second quarter of 2009 was approximately $78.0 million, or 70.3% of the segment’s net sales, as compared to approximately $113.4 million, or 74.9% of the segment’s net sales, for the second quarter of 2008.  In the C-HVAC segment, cost of products sold for the six months of 2009 was approximately $151.3 million, or 69.0% of the segment’s net sales, as compared to approximately $195.2 million, or 75.3% of the segment’s net sales, for the six months of 2008.  Direct labor costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 11.7% and 11.0% in the second quarter of 2009 and 2008, respectively, and were approximately 12.3% and 11.2% in the six months of 2009 and 2008, respectively.  The decrease in cost of products sold as a percentage of net sales for the second quarter and six months of 2009 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from the purchase of steel, copper and aluminum, and to a lesser extent, from price increases implemented in 2008, and for the six months of 2009 also reflects the effect of approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs.  Cost of products sold in the C-HVAC segment for the second quarter and six months of 2009 also includes a decrease of approximately $4.4 million and $10.7 million, respectively, related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $95.8 million for the second quarter of 2009 as compared to approximately $118.5 million for the second quarter of 2008 and was approximately $196.8 million for the six months of 2009 as compared to approximately $237.0 million for the six months of 2008.  SG&A decreased in the second quarter and six months of 2009 as compared to the same periods of 2008, in part, due to cost reduction measures initiated in 2008 and 2009.  SG&A as a percentage of net sales increased from approximately 18.3% for the second quarter of 2008 to approximately 19.6% for the second quarter of 2009 and increased from approximately 20.0% for the six months of 2008 to approximately 21.2% for the six months of 2009 primarily as a result of the decline in net sales, partially offset by the effect of certain expense reduction measures.

SG&A for the second quarter of 2009 and 2008 includes, among others, the following items of increase (decrease) in expense (see Note C of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the second quarter of
		2009		2008
		(Amounts in millions)

(1)	Fees and expenses recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	$	---	$4.5
(2)	Effect of changes in foreign currency exchange rates		(3.2)	---
(3)	Income from change in estimate of loss on the Company's indemnification related to a lease guarantee		(3.2)	---
(4)	Gain from the sale of manufacturing facilities within the RVP segment		(0.3)	(2.5)
(5)	Charges related to reserves for amounts due from customers in all four segments		2.0	---
(6)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries		1.4	(1.5)
(7)	Income from a change in estimate related to a product liability matter in the C-HVAC segment		(1.0)	---
(8)	Advisory fees related to the Company's analysis of its capital structure		0.9	---
(9)	Severance charges incurred related to certain reduction in workforce initiatives in the RVP segment		0.4	---
(10)	Decrease in display expense in the RVP segment		(0.3)	---

SG&A for the six months of 2009 and 2008 includes, among others, the following items of increase (decrease) in expense (see Note C of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the six months of
		2009	2008
		(Amounts in millions)

(1)	Effect of changes in foreign currency exchange rates	$(7.0)	$	---
(2)	Fees and expenses recorded within the HTP segment in connection with the settlement of a dispute with one of its former suppliers	---		4.7
(3)	Income from change in estimate of loss on the Company's indemnification related to a lease guarantee	(3.2)		---
(4)	Charges related to reserves for amounts due from customers in all four segments	2.8		---
(5)	Gain from the sale of manufacturing facilities within the RVP segment	(0.3)		(2.5)
(6)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	1.5		(1.4)
(7)	Income from a change in estimate related to a product liability matter in the C-HVAC segment	(1.0)		---
(8)	Severance charges incurred related to certain reduction in workforce initiatives in the RVP, HTP and R-HVAC segments	0.9		---
(9)	Advisory fees related to the Company's analysis of its capital structure	0.9		---
(10)	Decrease in display expense within the RVP segment	(0.6)		---

Goodwill Impairment Charge.  During the second quarter of 2009, the Company recorded an approximate $250.0 million estimated non-cash impairment charge to reduce the carrying amount of its HTP reporting unit’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test.  The Company is in the process of finalizing its goodwill impairment analysis and expects to complete this process during the second half of 2009.  The Company believes that the preliminary estimate of the goodwill impairment loss is reasonable and represents the Company’s best estimate of the goodwill impairment loss to be incurred; however, it is possible that when the Step 2 tests are completed, the Company may be required to record a material adjustment to this preliminary estimate.  See Note A of the Notes to the Consolidated Financial Statements included elsewhere herein.

Amortization of Intangible Assets.  Amortization of intangible assets decreased approximately $2.4 million from approximately $8.4 million for the second quarter of 2008 to approximately $6.0 million for the second quarter of 2009 and decreased approximately $3.2 million from approximately $15.1 million for the six months of 2008 to approximately $11.9 million for the six months of 2009.  The decrease is primarily the result of higher amortization expense in the prior periods as a result of accelerated amortization methods.

Depreciation Expense.  Depreciation expense decreased approximately $0.6 million from approximately $10.2 million for the second quarter of 2008 to approximately $9.6 million for the second quarter of 2009 and decreased approximately $1.7 million from approximately $20.9 million for the six months of 2008 to approximately $19.2 million for the six months of 2009.  This decrease is primarily attributable to the decrease in the level of capital expenditures in the second half of 2008 and the first half of 2009.

Operating (Loss) Earnings.  Consolidated operating (loss) earnings decreased by approximately $262.6 million from operating earnings of approximately $46.9 million for the second quarter of 2008 to an operating loss of approximately $215.7 million for the second quarter of 2009.  Consolidated operating (loss) earnings decreased by approximately $271.4 million from operating earnings of approximately $70.3 million for the six months of 2008 to an operating loss of approximately $201.1 million for the six months of 2009 as a result of an approximate $250.0 million estimated non-cash impairment charge to reduce the carrying amount of its HTP reporting unit’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test for the second quarter of 2009.  The effect of changes in foreign currency exchange rates decreased the operating loss by approximately $0.6 million for the second quarter of 2009.  Excluding the effect of the estimated non-cash goodwill impairment charge and changes in foreign currency exchange rates, operating (loss) earnings decreased approximately $13.2 million and $21.4 million for the second quarter and six months of 2009, respectively, as compared to the same periods of 2008.  The remaining decrease in consolidated operating (loss) earnings is primarily due to the factors discussed above and that follow.

For the second quarter of 2009, the RVP segment had operating earnings of approximately $11.9 million as compared to approximately $16.0 million for the second quarter of 2008.  For the six months of 2009, the RVP segment had operating earnings of approximately $20.9 million as compared to approximately $31.9 million for the six months of 2008.  This decrease is primarily a result of lower sales volume of kitchen range hoods and bathroom exhaust fans, partially offset by the effect of a decrease in material costs, and includes the effect of the factors discussed previously and that follow.

Operating earnings in the RVP segment for the second quarter of 2009 and 2008 also includes the following other expense (income) items:

		Second quarter of
		2009	2008
		(Amounts in millions)

(1)	Gain from the sale of manufacturing facilities	$(0.3)	$(2.5)
(2)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	0.7	(1.4)
(3)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	---	1.4
(4)	Decreased amortization of intangible assets	(1.3)	---
(5)	Severance charges incurred related to certain reduction in workforce initiatives	1.2	---
(6)	Decreased depreciation expense of property and equipment	(0.4)	---
(7)	Decrease in display expense	(0.3)	---
(8)	Increase in product liability expense as compared to the same period of 2008	0.3	---
(9)	A charge related to reserves for amounts due from customers	0.2	---
(10)	Effect of changes in foreign currency exchange rates	(0.1)	---

Operating earnings in the RVP segment for the six months of 2009 and 2008 also includes the following other expense (income) items:

		Six months of
		2009	2008
		(Amounts in millions)

(1)	Gain from the sale of manufacturing facilities	$(0.3)	$(2.5)
(2)	Decreased amortization of intangible assets	(1.5)	---
(3)	Severance charges incurred related to certain reduction in workforce initiatives	1.5	---
(4)	Costs and expenses incurred in connection with the start up of a range hood facility in Mexico	---	1.4
(5)	Decreased depreciation expense of property and equipment	(1.2)	---
(6)	Net foreign exchange losses (gains) related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries	1.1	(0.9)
(7)	Increase in product liability expense as compared to the same period of 2008	1.0	---
(8)	Decrease in display expense	(0.6)	---
(9)	A charge related to reserves for amounts due from customers	0.3	---
(10)	Effect of changes in foreign currency exchange rates	(0.1)	---

For the second quarter of 2009, the HTP segment had an operating loss of approximately $247.1 million as compared to operating earnings of approximately $7.8 million for the second quarter of 2008 and for the six months of 2009 had an operating loss of approximately $246.0 million as compared to operating earnings of approximately $18.1 million for the six months of 2008.  As noted earlier, during the second quarter of 2009, the Company recorded an approximate $250.0 million estimated non-cash impairment charge to reduce the carrying amount of its HTP reporting unit’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test.  Excluding the estimated non-cash goodwill impairment charge, the operating results of the HTP segment decreased approximately $4.9 million and $14.1 million for the second quarter and six months of 2009, respectively, as compared to the same periods of 2008.  This decrease is primarily as a result of an increase in material costs, and to a lesser extent, decreased sales volume without a proportionate decrease in overhead costs.

The operating results of the HTP segment for the second quarter and six months of 2009 also reflect (1) a net foreign exchange loss of approximately $0.2 million for the six months of 2009 related to transactions, (2) approximately $0.4 million and $0.9 million, respectively, of decreased amortization of intangible assets, (3) a charge related to reserves for amounts due from customers of approximately $0.6 million and $1.2 million, respectively, (4) approximately $0.4 million of severance charges incurred in the six months of 2009 related to certain reduction in workforce initiatives and (5) an increase in operating earnings of approximately $0.2 million and $0.4 million, respectively, related to the effect of changes in foreign currency exchange rates.

The operating results of the HTP segment for the second quarter and six months of 2008 also include (1) approximately $4.5 million and $4.7 million, respectively, of fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers and (2) net foreign exchange gains of approximately $0.2 million related to transactions.

For the second quarter of 2009, the R-HVAC segment had operating earnings of approximately $10.6 million as compared to approximately $14.6 million for the second quarter of 2008 and had operating earnings of approximately $5.3 million for the six months of 2009 as compared to approximately $15.6 million for the six months of 2008.  These decreases are primarily the result of decreased sales volume without a proportionate decrease in overhead costs, partially offset for the second quarter of 2009 by a decrease in material costs related to the purchase of steel, copper and aluminum.

Operating earnings of the R-HVAC segment for the second quarter and six months of 2009 also reflect (1) approximately $0.1 million and $0.3 million, respectively, of severance charges incurred related to certain reduction in workforce initiatives and (2) a charge of approximately $0.1 million recorded in the second quarter of 2009 related to reserves for amounts due from customers.

For the second quarter of 2009, the C-HVAC segment had operating earnings of approximately $13.7 million as compared to approximately $15.3 million for the second quarter of 2008 and had operating earnings of approximately $29.9 million in the six months of 2009 as compared to approximately $19.0 million for the six months of 2008.  This increase in the six months of 2009 as compared to the six months of 2008 is primarily the result of a decrease in material costs relating to the purchase of steel, copper and aluminum and to a lesser extent, approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses and from price increases implemented in 2008.

Operating earnings of the C-HVAC segment for the second quarter and six months of 2009 also reflect (1) a charge related to reserves for amounts due from customers of approximately $1.1 million and $1.2 million, respectively, (2) income from a change in estimate related to a product liability matter of approximately $1.0 million in the second quarter of 2009, (3) net foreign exchange loses of approximately $1.1 million and $0.6 million, respectively, related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries and (4) an increase in earnings of approximately $0.3 million for the second quarter of 2009 and a decrease in earnings of approximately $0.5 million in the six months of 2009 from the effect of changes in foreign currency exchange rates.  Operating earnings of the C-HVAC segment for the second quarter and six months of 2008 reflect net foreign exchange losses of approximately $0.1 million and net foreign exchange gains of approximately $0.2 million, respectively, related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries.

Excluding the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009, operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, were approximately 3.4% and 6.2% of operating earnings (before unallocated and corporate expenses) for the second quarter of 2009 and 2008, respectively, and were approximately 2.4% and 6.2% of operating earnings (before unallocated and corporate expenses) for the six months of 2009 and 2008, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $7.9 million, or approximately 16.7%, during the second quarter of 2009 as compared to the second quarter of 2008 and increased approximately $19.9 million, or approximately 22.0%, during the six months of 2009 as compared to the six months of 2008.  This increase in the second quarter and six months of 2009 is primarily due to the impact of higher interest rates of approximately $0.5 million and $9.4 million, respectively, as a result of Nortek’s 10% Senior Secured Notes due December 1, 2013 (the “10% Senior Secured Notes”) and Nortek’s new five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and higher average principal balances of approximately $6.6 million and $8.3 million, respectively.  In addition, the Company’s interest expense increased approximately $0.6 million and $1.7 million in the second quarter and six months of 2009, respectively, related to increased amortization of deferred debt expense related to the additional deferred financing costs associated with Nortek’s 10% Senior Secured Notes and Nortek’s ABL Facility.

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

Investment Income.  Investment income for the second quarter of 2009 was approximately $0.1 million as compared to approximately $0.2 million for the second quarter of 2008 and was approximately $0.2 million for the six months of 2009 as compared to approximately $0.4 million for the six months of 2008.

Provision for Income Taxes.  The benefit from income taxes for the second quarter of 2009 was approximately $6.7 million as compared to a provision for income taxes of approximately $33.3 million for the second quarter of 2008 and the provision for income taxes for the six months of 2009 was approximately $1.3 million as compared to approximately $27.9 million for the six months of 2008.  The effective income tax rates of approximately (0.4)% and (94.3)% for the six months of 2009 and 2008, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009, non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between the six months of 2009 and 2008 is principally due to increases in valuation allowances against deferred tax assets, the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009 and interest on uncertain tax positions.  See Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.

Net Loss.  The consolidated net loss increased by approximately $220.7 million from approximately $43.5 million for the second quarter of 2008 to approximately $264.2 million for the second quarter of 2009.  This increase was primarily due to the factors discussed above, which includes a decrease of approximately $262.6 million in consolidated operating (loss) earnings primarily related to the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009 of approximately $250.0 million, an increase of approximately $7.9 million in interest expense and a decrease in investment income of approximately $0.1 million, offset by a decrease of approximately $40.0 million in the (benefit) provision for income taxes and a decrease in the loss from debt retirement of approximately $9.9 million.

The consolidated net loss increased by approximately $255.0 million from approximately $57.5 million for the six months of 2008 to approximately $312.5 million for the six months of 2009.  This increase was primarily due to the factors discussed above, which includes a decrease of approximately $271.4 million in consolidated operating (loss) earnings primarily related to the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009 of approximately $250.0 million, an increase of approximately $19.9 million in interest expense and a decrease in investment income of approximately $0.2 million, offset by a decrease of approximately $26.6 million in the provision for income taxes and a decrease in the loss from debt retirement of approximately $9.9 million.

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

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including determining the levels of executive compensation and the performance of subsidiary management) relative to outside peer group companies.  In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s ABL Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance.  The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies.  The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance.
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

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarter of 2009 and 2008:

	For the second quarter of
	2009	2008
	(Dollar amounts in millions)

Net loss (1), (2)	$(264.2)	$(43.5)
(Benefit) provision for income taxes	(6.7)	33.3
Interest expense (3)	55.3	47.4
Investment income	(0.1)	(0.2)
Depreciation expense	9.6	10.2
Amortization expense	6.5	8.4
EBITDA	$(199.6)	$55.6

(1)	Net loss and EBITDA for the second quarter of 2009 includes:
•	an estimated non-cash goodwill impairment charge of approximately $250.0 million recorded in the HTP segment,
•	income from change in estimate of loss on the Company’s indemnification related to a lease guarantee of approximately $3.2 million,
•	charges related to reserves for amounts due from customers of approximately $2.0 million in all four segments,
•	net foreign exchange losses of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	approximately $1.3 million of severance charges incurred related to certain reduction in workforce initiatives in the RVP, HTP and R-HVAC segments,
•	advisory fees related to the Company’s analysis of its capital structure of approximately $0.9 million, and
•	a gain of approximately $0.3 million from the sale of a manufacturing facility in the RVP segment.

(2)	Net loss and EBITDA for the second quarter of 2008 includes:
•	fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers of approximately $4.5 million in the HTP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility in the RVP segment,
•	net foreign exchange gains of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries, and
•	costs and expenses incurred in the RVP segment in connection with the start up of a range hood facility in Mexico of approximately $1.4 million.

(3)
Interest expense for the second quarter of 2009 includes cash interest of approximately $35.2 million and non-cash interest of approximately $20.1 million.  Interest expense for the second quarter of 2008 includes cash interest of approximately $29.4 million and non-cash interest of approximately $18.0 million.

The following table presents a reconciliation from net loss, which is the most directly comparable GAAP operating performance measure, to EBITDA for the six months of 2009 and 2008:

	For the six months of
	2009	2008
	(Dollar amounts in millions)

Net loss (1), (2)	$(312.5)	$(57.5)
Provision for income taxes	1.3	27.9
Interest expense (3)	110.3	90.4
Investment income	(0.2)	(0.4)
Depreciation expense	19.2	20.9
Amortization expense	12.4	15.1
EBITDA	$(169.5)	$96.4

(1)	Net loss and EBITDA for the six months of 2009 includes:
•	an estimated non-cash goodwill impairment charge of approximately $250.0 million recorded in the HTP segment,
•	income from change in estimate of loss on the Company’s indemnification related to a lease guarantee of approximately $3.2 million,
•	charges related to reserves for amounts due from customers of approximately $2.8 million in all four segments,
•	approximately $2.2 million of severance charges incurred related to certain reduction in workforce initiatives in the RVP, HTP and R-HVAC segments,
•	net foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	advisory fees related to the Company’s analysis of its capital structure of approximately $0.9 million, and
•	a gain of approximately $0.3 million from the sale of a manufacturing facility in the RVP segment.

(2)	Net loss and EBITDA for the six months of 2008 includes:
•	fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers of approximately $4.7 million in the HTP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility in the RVP segment,
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries, and
•	costs and expenses incurred in the RVP segment in connection with the start up of a range hood facility in Mexico of approximately $1.4 million.

(3)
Interest expense for the six months of 2009 includes cash interest of approximately $71.0 million and non-cash interest of approximately $39.3 million.  Interest expense for the six months of 2008 includes cash interest of approximately $55.4 million and non-cash interest of approximately $35.0 million.

Liquidity and Capital Resources

The Company announced on June 17, 2009 that it had retained financial and legal advisors (combined, the “Advisors”) to assist NTK Holdings and Nortek in the analysis of their capital structures in light of the current economic conditions.  NTK Holdings, Nortek and the Advisors have had preliminary discussions and outlined preliminary proposals as to potential equity and debt restructuring alternatives for NTK Holdings and Nortek with an informal committee comprised of certain holders of NTK Holdings’ 10 ¾% Senior Discount Notes due 2014 and Nortek’s 10% Senior Secured Notes due 2013 and 8 ½% Senior Subordinated Notes due 2014 (the “Bondholder Committee”).  No definitive agreement has been reached between NTK Holdings, Nortek and the Bondholder Committee as to the terms of any potential equity and debt restructuring. The discussions and negotiations are continuing and may result in, among other things: (1) a restructuring of the equity and debt of NTK Holdings and Nortek pursuant to a negotiated transaction or under a “pre-packaged” plan of reorganization under Title 11 of the United States Bankruptcy Code, (2) a change of control of Nortek as discussed further below and (3) events of default and cross defaults under certain of NTK Holdings’ and Nortek’s outstanding indebtedness depending on the future decisions to be made by NTK Holdings and Nortek, which may or may not result in the acceleration of substantially all of the Company’s indebtedness.  The Company has been and continues to be in compliance with the terms of all of the obligations that are subject to the Bondholder Committee negotiations.  There can be no assurance that NTK Holdings and Nortek will be successful in reaching a definitive agreement with respect to the potential equity and debt restructuring and, if not successful, NTK Holdings or Nortek may be compelled to seek other financing arrangements or debt restructuring under supervision of an appropriate court proceeding.  NTK Holdings and Nortek expect to continue to operate its business in the ordinary course during and following any potential equity and debt restructuring.

In the second half of 2009, the Company estimates that it will use up to approximately $20.0 million of cash to pay for fees and expenses in connection with a restructuring of its indebtedness which includes approximately $8.0 million dependent on a successful restructuring.

The Company and its lenders amended the ABL Facility (the “Amendment”) to eliminate the requirement that Nortek represent that it is solvent, as defined, when requesting new borrowings under the ABL facility effective as of July 4, 2009, and when providing the quarterly compliance certificate effective as of May 20, 2008.  The Amendment also provides that the proceeds of any future borrowings under the ABL Facility must be used to primarily fund operating expenses and liabilities of Nortek’s operating subsidiaries.  The Company has been and continues to be in compliance with the terms of the ABL Facility.

NTK Holdings conducts no separate operations and acts only as a holding company.  NTK Holdings’ primary liquidity needs are to service its outstanding indebtedness.  No cash payments are due under NTK Holdings’ indebtedness during 2009; however, NTK Holdings has substantial debt service obligations beginning in the fiscal year ending December 31, 2010.

During 2010, the total of principal and interest payments on indebtedness owed by the Company, including payments owed by NTK Holdings, is approximately $308.9 million.  In 2010, NTK Holdings alone has cash debt service obligations of approximately $162.3 million, including a payment of approximately $147.4 million due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  Nortek has significant cash payments due on its indebtedness and certain other specified obligations in 2009 and thereafter.  For the second half of 2009, Nortek estimates that it will pay approximately $115.2 million in principal and interest payments on its indebtedness.  In the fiscal year ending December 31, 2010, the total of principal and interest payments on Nortek’s indebtedness is approximately $146.6 million.  Nortek’s principal sources of liquidity include approximately $124.1 million of unrestricted cash and cash equivalents at July 4, 2009, cash flow from Nortek’s subsidiaries in 2009 and Nortek’s subsidiaries’ unrestricted cash and cash equivalent balances of approximately $47.9 million at July 4, 2009.

The ability of NTK Holdings to service its outstanding indebtedness depends on the likelihood of obtaining additional capital, restructuring the terms of such indebtedness or obtaining dividends or other payments from Nortek.  The ability of NTK Holdings to obtain additional capital is adversely affected by the substantial amount of the Company’s outstanding indebtedness, including indebtedness of Nortek and its subsidiaries, which is structurally senior in right of payment to any new debt or equity financing for NTK Holdings.  The ability of NTK Holdings to obtain dividends or other payments from Nortek is constrained by the financial condition and operating performance of Nortek and its subsidiaries and by the limitations on making such distributions and other payments contained in the terms of Nortek’s outstanding indebtedness.

Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of Nortek’s existing indebtedness.  In light of Nortek’s own substantial indebtedness and liquidity needs, NTK Holdings believes there is a substantial likelihood that Nortek will choose not to make a distribution or other payment to NTK Holdings sufficient to enable NTK Holdings to make the payments due in 2010 on its outstanding indebtedness, including the payment due on March 1, 2010 under its 10 3/4% Senior Discount Notes.  If NTK Holdings and Nortek are not successful in restructuring their indebtedness, the failure by NTK Holdings to make such payments will constitute events of default under the terms of the documentation governing such indebtedness and will permit the holders of such indebtedness to accelerate the payment of such indebtedness in full.  Such defaults, including cross defaults under NTK Holdings’ senior unsecured loan facility, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

A restructuring of or default under the indebtedness of NTK Holdings could result in a change of control of Nortek.  A change of control may constitute an event of default under Nortek’s ABL Facility and would also require Nortek to offer to purchase its 10% Senior Secured Notes due 2013 and 8 1/2% Senior Subordinated Notes due 2014 at 101% of the principal amount thereof, together with accrued and unpaid interest, and a default of Nortek’s ABL Facility would trigger a cross-default under the indentures governing substantially all of NTK Holdings’ and Nortek’s indebtedness.  The failure of Nortek to complete the purchase of any notes tendered pursuant to such offer, whether due to lack of funds or otherwise, would constitute an event of default under the indentures governing such notes.  Such defaults, including cross defaults under substantially all of Nortek’s outstanding indebtedness, and any related acceleration will likely require additional equity or a restructuring of the indebtedness, whether pursuant to privately negotiated transactions or under supervision of an appropriate court proceeding.

Critical factors affecting the Company’s future performance, including the level of the Company’s sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first half of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the first half of 2009 and are expected to continue throughout the remainder of 2009.

During 2008, and continuing into the first half of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.7 million and $39.5 million in cost reductions were achieved during the second quarter and first half of 2009, respectively, as compared to the same periods of 2008.  The Company’s total selling, general and administrative expense, net was approximately $22.7 million and $40.2 million lower, while overhead expense, including freight costs, charged to cost of products sold was approximately $25.6 million and $39.0 million lower for the second quarter and first half of 2009, respectively, over the same periods of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

The Company’s outlook for the remainder of 2009 is for the challenging market conditions to continue.  Additionally, the weak economy and credit market is expected to continue to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repair expenditures.  The Company is looking at its business with a long-term view and a continued focus on its low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of the Company’s businesses so it can maximize cash flow from operating activities.  During this challenging environment, the Company will only fund necessary capital investments that will improve its business operations.

The Company has accumulated significant amounts of cash and its unrestricted cash balances at July 4, 2009 were approximately $172.0 million, including approximately $25.8 million held by Nortek’s Canadian subsidiaries.  The ability and timing to transfer cash from Nortek’s foreign subsidiaries to Nortek in a tax efficient manner is dependent on circumstances at the time of transfer.  In the second half of 2009, the Company expects to use up to approximately $20.0 million, including a potential success fee of approximately $8.0 million, to pay fees and expenses in connection with the restructuring of its indebtedness.  In the first half of 2009, the Company spent approximately $6.4 million of cash on capital expenditures and expects to spend an additional $8.6 million to $13.6 million in the second half of 2009.  In addition, in the second half of 2009, the Company expects to repay approximately $30.0 million of indebtedness under Nortek’s ABL Facility and accordingly has classified that amount as a current maturity of long-term debt in the accompanying unaudited condensed consolidated balance sheet at July 4, 2009.  The Company has also instituted certain strategies to significantly reduce spending levels in 2009 in a manner to minimize the impact on its customers, suppliers, market shares or their brands.  The Company believes that these measures will allow the Company to continue to maintain its business operations through the expected downturn in sales activity.

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

The indentures that govern Nortek’s 10% Senior Secured Notes and Nortek’s 8 1/2% Senior Subordinated Notes limit Nortek’s ability to make certain payments, including dividends, loans or investments or the redemption or retirement of any equity interests and indebtedness subordinated to the notes.  These limitations are based on a calculation of net income, equity issuances, receipt of capital contributions and return on certain investments (as defined by the respective indentures) since August 27, 2004.  The amount of the permitted payments depends in part on baskets which are available only if Nortek meets certain financial tests.  No assurance can be given that Nortek will have sufficient capacity under these limitations to make payments to NTK Holdings to enable it to satisfy its debt service obligations.  As of July 4, 2009, Nortek had the capacity to make certain payments, including dividends, of up to approximately $145.9 million.  Nortek is under no obligation to make any distribution or other payment to NTK Holdings even if Nortek has available cash and the making of such a payment is permitted by the terms of its existing indebtedness.

At July 4, 2009, NTK Holdings had approximately $6.6 million available for the payment of cash dividends, stock purchases or other restricted payments under the terms of the indenture governing its 10 3/4% Senior Discount Notes and the agreement governing its senior unsecured loan facility.

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  The Company and its Best subsidiary are currently in negotiations to refinance these two loan agreements; however as of July 4, 2009, a definitive agreement was not signed.  As a result, the Company has classified approximately $6.1 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at July 4, 2009 and December 31, 2008, respectively.  The Company and its Best subsidiary will continue to negotiate the refinancing of these debt obligations; however no assurance can be given that it will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company.  Accordingly, Nortek could be required to repay the long-term portion of approximately $6.1 million at December 31, 2009 related to these loans in an event of non-compliance.

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

The Company had consolidated debt at July 4, 2009 of approximately $2,266.6 million consisting of the following:

(Amounts in millions)
NTK Holdings’ 10 3/4% Senior Discount Notes due 2014 (“10 3/4% Notes”), net of unamortized discount of approximately $6.9 million	$396.1
NTK Holdings’ senior unsecured loan facility due 2014, including approximately $69.9 million of debt accretion related to the PIK option *	271.7
Subtotal	667.8

Nortek’s 10% Senior Secured Notes due 2013, net of unamortized discount of approximately $6.5 million	743.5
Nortek’s 8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0
Nortek’s ABL Facility	165.0
Nortek’s long-term notes, mortgage notes and other indebtedness	36.9
Nortek’s short-term bank obligations	18.4
Nortek’s 9 7/8% Senior Subordinated Notes due 2011, including unamortized premium	10.0
Subtotal	1,598.8

Consolidated debt at July 4, 2009	$2,266.6

*	Also net of approximately $3.2 million of unamortized debt discount at July 4, 2009.

During the six months of 2009, the Company had a net increase in its consolidated debt of approximately $32.8 million resulting from:

(Amounts in millions)

Non-cash interest activity (1)	$ 34.0
Other debt activity (2)	(1.2)
$ 32.8

(1)	Debt activity related to non-cash interest activity is comprised of the following:

(Amounts in millions)
Debt accretion relating to NTK Holdings’ 10 3/4% Senior Discount Notes	$20.2
Debt accretion relating to the PIK option on NTK Holdings’ senior unsecured loan facility	12.9
Amortization of debt discount, net relating to NTK Holdings’ senior unsecured loan facility and Nortek’s 10% Senior Secured Notes	0.9
$34.0

(2)	Other debt activity is comprised of the following:

(Amounts in millions)
Borrowings made under Nortek’s ABL Facility	$ 20.0
Principal payments	(17.7)
Changes in foreign currency exchange rates and other	(5.5)
Additional borrowings related to Nortek’s foreign subsidiaries	2.0
$ (1.2)

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

As noted previously, the Company expects to meet its cash flow requirements for fiscal 2009, including debt repayments and payments related to acquisitions, from existing cash and cash equivalents and cash from operations.  Nortek and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of these parties.  With the exception of the Company’s indemnification related to a lease guarantee as discussed below, no significant changes to these obligations have occurred since December 31, 2008.

At July 4, 2009, the Company’s former subsidiary, Ply Gem, guaranteed approximately $16.2 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has an estimated liability related to this indemnified guarantee of approximately $0.7 million at July 4, 2009 in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments, or fail to make payments in full, then Nortek may be required to make payments on its indemnification.  Should such payments be required, the Company cannot be certain that the buyer of the former subsidiary will meet its financial obligations with respect to its indemnification of Nortek.  At July 4, 2009, in accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has a contingent loss of approximately $3.3 million recorded in its unaudited condensed consolidated balance sheet in connection with this arrangement, representing management’s best estimate.  During the second quarter of 2009, the Company reduced its estimate by approximately $3.2 million, which resulted in a reduction to selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

The Company’s combined short-term and long-term product liability accruals increased from approximately $39.5 million at December 31, 2008 to approximately $42.8 million at July 4, 2009.  Product liability expense decreased from approximately $3.3 million for the second quarter of 2008 to approximately $2.7 million for the second quarter of 2009 and increased from approximately $6.2 million for the six months of 2008 to approximately $6.3 million for the six months of 2009.  The decrease in expense in the second quarter of 2009 as compared to the second quarter of 2008 is primarily as a result of a reduction in estimate of approximately $1.0 million recorded in the second quarter of 2009 related to a product liability matter.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $51.5 million at December 31, 2008 to approximately $53.4 million at July 4, 2009.  Warranty expense decreased from approximately $8.7 million for the second quarter of 2008 to approximately $7.3 million for the second quarter of 2009 and decreased from approximately $16.0 million for the six months of 2008 to approximately $14.4 million for the six months of 2009.  The decrease in warranty expense is primarily related to a decrease in requirements as a result of a decline in sales.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Unrestricted cash and cash equivalents decreased from approximately $182.2 million at December 31, 2008 to approximately $172.0 million at July 4, 2009 primarily as a result of interest payments of approximately $72.8 million on Nortek’s 8 ½% Notes and other debt, approximately $14.1 million of contingent consideration paid in 2009 which was earned in 2008 and principal payments on the Company’s debt of approximately $17.7 million, partially offset by additional borrowings by the Company of approximately $22.0 million and cash provided by operating activities of Nortek’s subsidiaries.  The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At July 4, 2009, approximately $3.2 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $3.9 million for the second quarter of 2009 as compared to approximately $8.6 million for the second quarter of 2008 and were approximately $6.4 million for the six months of 2009 as compared to approximately $15.9 million for the six months of 2008.  Capital expenditures were approximately $25.4 million for the year ended December 31, 2008 and are expected to be between approximately $15.0 million and $20.0 million in 2009.

The Company’s working capital and current ratio decreased from approximately $348.3 million and 1.8:1, respectively, at December 31, 2008 to approximately $207.8 million and 1.4:1, respectively, at July 4, 2009.  This decrease in working capital was primarily a result of the reclassification of approximately $125.7 million in debt obligations related to NTK Holdings’ 10 ¾% Notes which are due on March 1, 2010 and approximately $30.0 million of outstanding borrowings related to Nortek’s ABL Facility to current maturities of long-term debt, a decrease in inventories as described below and a decrease in unrestricted cash as discussed above.  These factors in the change in working capital were partially offset by decreases in accounts payable and accrued expenses and taxes, net, as described further below and previously.

Accounts receivable increased approximately $0.5 million, or approximately 0.2%, between December 31, 2008 and July 4, 2009, while net sales decreased approximately $12.0 million, or approximately 2.4%, in the second quarter of 2009 as compared to the fourth quarter of 2008.  The resolution and collection of retainage under a large contract in the C-HVAC segment in the first quarter of 2009 decreased accounts receivable at July 4, 2009 by approximately $3.9 million and the effect of changes in foreign currency exchange rates increased accounts receivable at July 4, 2009 by approximately $2.3 million.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 4, 2009 as compared to December 31, 2008.  Accounts receivable from customers related to foreign operations decreased approximately $29.4 million, or approximately 32.3%, between December 31, 2008 and July 4, 2009.

Inventories decreased approximately $34.1 million, or approximately 11.5%, between December 31, 2008 and July 4, 2009 primarily as a result of lower sales levels and a continued focus on working capital reductions during the second quarter of 2009 in all four of the Company’s segments.  The effect of changes in foreign currency exchange rates increased inventory at July 4, 2009 by approximately $1.5 million.

Accounts payable decreased approximately $16.6 million, or 10.9%, between December 31, 2008 and July 4, 2009 primarily due to decreases in the RVP and HTP segments, and to a lesser extent in the C-HVAC segment, partially offset by an increase in the R-HVAC segment which increased purchasing due to higher sales levels in the second quarter and first half of 2009, as compared to, the first quarter of 2009 and the fourth quarter of 2008.  The decrease also reflects the effect of changes in foreign currency exchange rates which resulted in an increase to accounts payable at July 4, 2009 of approximately $1.1 million.

Accrued expenses and taxes, net decreased approximately $25.2 million, or approximately 11.5%, between December 31, 2008 and July 4, 2009 primarily as a result of contingent consideration payments of approximately $14.1 million which were accrued at December 31, 2008 and were paid in the first quarter of 2009.

Changes in certain working capital accounts, as noted above, between December 31, 2008 and July 4, 2009, differ from the changes reflected in the Company’s consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities decreased approximately $38.0 million from net cash provided by operating activities of approximately $44.6 million for the six months of 2008 to approximately $6.6 million for the six months of 2009.  This was primarily the net result of an increase in the net loss of approximately $255.0 million and a decrease in the deferred federal income tax (benefit) provision of approximately $24.9 million, partially offset by the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009 of approximately $250.0 million.  Net cash flows used in investing activities decreased by approximately $23.2 million from approximately $44.3 million for the six months of 2008 to approximately $21.1 million for the six months of 2009.  This decrease was primarily due to a decrease in payments for acquisitions of approximately $18.6 million and a decrease in the level of capital expenditures of approximately $9.5 million.  Net cash flows from financing activities decreased by approximately $21.1 million from net cash provided by financing activities of approximately $25.4 million for the six months of 2008 to approximately $4.3 million for the six months of 2009 primarily as a result of the May 2008 transactions.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.
Unrestricted cash and cash equivalents decreased approximately $10.2 million from December 31, 2008 to July 4, 2009 and increased approximately $25.7 million from December 31, 2007 to June 28, 2008, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the six months of
	2009	2008
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$4.1	$41.8
Change in accounts receivable, net	(2.4)	(44.8)
Change in inventories	33.3	(20.4)
Change in prepaids and other current assets	(2.1)	(4.0)
Change in accounts payable	(12.4)	53.9
Change in accrued expenses and taxes	(11.1)	12.3
Investing Activities:
Capital expenditures	(6.4)	(15.9)
Net cash paid for businesses acquired	(14.1)	(32.7)
Proceeds from the sale of property and equipment	1.9	6.2
Change in restricted cash and marketable securities	(0.1)	---
Financing Activities:
Change in borrowings, net	4.3	66.3
Net proceeds from the sale of Nortek's 10% Senior
Secured Notes due 2013	---	742.2
Redemption of Nortek's senior secured credit facility	---	(755.5)
Fees paid in connection with Nortek's new debt facilities	---	(31.7)
Equity investment by THL-Nortek Investors, LLC	---	4.2
Other, net	(5.2)	3.8
	$(10.2)	$25.7

(1)	Summarized from the Company’s unaudited condensed consolidated statement of cash flows for the six months of 2009 and 2008 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash (used in) provided by operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the six months of 2009 and 2008:

	For the six months of
	2009	2008
	(Dollar amounts in millions)

Net cash provided by operating activities	$6.6	$44.6
Cash used by working capital and other long-term
asset and liability changes	(2.5)	(2.8)
Non-cash interest expense, net	(39.3)	(35.0)
Non-cash goodwill impairment charge	(250.0)	---
Deferred federal income tax benefit (provision)	4.1	(20.8)
Loss from debt retirement	---	(9.9)
Gain on sale of property and equipment	0.3	2.5
Non-cash stock-based compensation expense	(0.1)	(0.1)
Provision for income taxes	1.3	27.9
Interest expense (3)	110.3	90.4
Investment income	(0.2)	(0.4)
EBITDA (1), (2)	$(169.5)	$96.4

(1)	EBITDA for the six months of 2009 includes:
•	an estimated non-cash goodwill impairment charge of approximately $250.0 million recorded in the HTP segment,
•	income from change in estimate of loss on the Company’s indemnification related to a lease guarantee of approximately $3.2 million,
•	charges related to reserves for amounts due from customers of approximately $2.8 million in all four segments,
•	approximately $2.2 million of severance charges incurred related to certain reduction in workforce initiatives in the RVP, HTP and R-HVAC segments,
•	net foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries,
•	advisory fees related to the Company’s analysis of its capital structure of approximately $0.9 million, and
•	a gain of approximately $0.3 million from the sale of a manufacturing facility in the RVP segment.

(2)	EBITDA for the six months of 2008 includes:
•	fees and expenses recorded in connection with the settlement of a dispute with one of its former suppliers of approximately $4.7 million in the HTP segment,
•	a gain of approximately $2.5 million from the sale of a manufacturing facility in the RVP segment,
•	net foreign exchange gains of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in Nortek’s subsidiaries, and
•	costs and expenses incurred in the RVP segment in connection with the start up of a range hood facility in Mexico of approximately $1.4 million.

(3)
Interest expense for the six months of 2009 includes cash interest of approximately $71.0 million and non-cash interest of approximately $39.3 million.  Interest expense for the six months of 2008 includes cash interest of approximately $55.4 million and non-cash interest of approximately $35.0 million.

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

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first half of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  Total industry housing starts in the United States declined 46% and 48% in the second quarter and six months of 2009, respectively, over the same periods of 2008, while residential improvement spending increased 3% in the second quarter of 2009 and declined 2% in the six months of 2009 over the same periods of 2008.  In addition, industry central air conditioning and heat pump shipments declined 15% and 18% in the second quarter and six months of 2009, respectively, over the same periods of 2008.  These factors have had an adverse effect on the Company’s operating results for the first half of 2009 and are expected to continue throughout the remainder of 2009.

During 2008, and continuing into the first half of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $50 million and $60 million in 2009 over 2008 levels, of which the Company estimates approximately $19.7 million and $39.5 million in cost reductions were achieved during the second quarter and first half of 2009, respectively, as compared to the same periods of 2008.  The Company’s total selling, general and administrative expense, net was approximately $22.7 million and $40.2 million lower, while overhead expense, including freight costs, charged to cost of products sold was approximately $25.6 million and $39.0 million lower for the second quarter and first half of 2009, respectively, over the same periods of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

The Company is subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  During the second quarter and six months of 2009, the Company experienced decreased material costs as compared to the same periods of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  Additionally, during the six months of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the same period of 2008.  Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, help to mitigate fluctuations in these costs.

As of July 4, 2009, approximately 7.6% of the Company’s workforce was subject to various collective bargaining agreements.

On August 17, 2009, the Company’s wholly-owned subsidiary Cleanpak International, Inc. announced plans to shut down manufacturing operations at its Clackamas, Oregon plant, including termination of all 163 workers, and to relocate such operations to the Huntair, Inc. plant in Tualatin, Oregon.  The Company will be meeting with the Sheet Metal Workers Local 16 Union to discuss the effects of the plant shutdown.  It is anticipated that the manufacturing operations at Clackamas will cease by the end of 2009.  The costs of the shutdown, including any severance, relocation expenses and facility lease costs are estimated to be between $3.0 million and $4.0 million and have not been reflected in the Company’s Unaudited Financial Statements as of or for the periods ended July 4, 2009.
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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At July 4, 2009, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At July 4, 2009, approximately 80.1% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at July 4, 2009, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining six months of 2009 of approximately $2.3 million.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the six months of 2009, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholder’s investment of approximately $5.5 million and $3.8 million for the second quarter and six months of 2009, respectively.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at July 4, 2009 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At July 4, 2009, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At July 4, 2009, the Company did not have any material outstanding commodity forward contracts.

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

Item 5.                      Other Information

The Company and its lenders amended the ABL Facility (the “Amendment”) to eliminate the requirement that Nortek represent that it is solvent, as defined, when requesting new borrowings under the ABL facility effective as of July 4, 2009, and when providing the quarterly compliance certificate effective as of May 20, 2008.  The Amendment also provides that the proceeds of any future borrowings under the ABL Facility must be used to primarily fund operating expenses and liabilities of Nortek’s operating subsidiaries.  The Company has been and continues to be in compliance with the terms of the ABL Facility.
Item 6.                      Exhibits

The items marked with an asterisk are filed herewith.

	3.1	Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek Form S-4 filed October 22, 2004).

	3.2	By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek Form S-4 filed October 22, 2004).

	3.3	Certificate of Incorporation of NTK Holdings (Exhibit 3.1 to NTK Holdings S-4 filed July 5, 2005).

	3.4	By-Laws of NTK Holdings, Inc. (Exhibit 3.2 to NTK Holdings S-4 filed July 5, 2005).

*	10.1	Collateral Agreement dated as of May 20, 2008 among Nortek, Inc., the Guarantors and U.S. Bank National Association, as Collateral Agent.

*	10.2
Lien Subordination and Intercreditor Agreement dated as of May 20, 2008, among Bank of America, N.A., as Collateral Agent, U.S. Bank National Association, as Trustee and Noteholder Collateral Agent, Nortek, Inc. and the Subsidiaries of Nortek, Inc. named therein.

*	10.3
U.S. Guaranty dated as of May 20, 2008 from the Guarantors named therein and the Additional Guarantors referred to therein as Guarantors in favor of the Secured Parties referred to in the Credit Agreement referred to therein.

*	10.4
U.S. Security Agreement dated as of May 20, 2008 by Nortek, Inc., the other Persons listed on the signatures pages thereof and the Additional Guarantors, to Bank of America, N.A., as administrative agent.

*	10.5
Amendment No. 1 to the Credit Agreement, dated as of August 21, 2009, among Nortek, Inc., Ventrol Air Handling Systems, Inc., the other borrowers named therein, Bank of America, N.A., as Administrative Agent, Collateral Agent, U.S. Swing Line Lender and U.S. L/C Issuer, Bank of America, N.A. (acting through its Canada Branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders Party thereto.

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

  NTK HOLDINGS, INC.
  (Registrant)

/s/ Almon C. Hall
Almon C. Hall,
Authorized Officer, Vice President, Chief Financial Officer and Chief Accounting Officer

August 24, 2009